Form 10KSB40
period 1996-09-30
TSB FINANCIAL INC
filed 1996-12-06
CIK 920107

TSB FINANCIAL, INC.


                                      1996
                                     ANNUAL
                                     REPORT



                          [LOGO] TREMONT SAVINGS BANK


                                                                   December 1996

Dear Shareholder,

Happy Holidays from all of us at TSB Financial, Inc. (the "Company") and Tremont Savings Bank (the "Bank"). I am pleased and proud to present you with our 1996 Annual Report. This report reflects our operations and financial condition for the year ended September 30, 1996.

As was reported to you a year ago, we had set a number of goals for ourselves. One was to grow as a community bank for all households in our market area. I am extremely proud to report to you that the Company grew from $23.6 million in total assets to $29.8 million, an unprecedented 26.3% growth rate. We feel this resulted from our marketing efforts, some very complimentary referrals by existing customers, and extra effort put forth by our devoted staff. We are very fortunate to enjoy such a high level of experience and enthusiasm from our personnel.

A second goal was the stock repurchase program initiated by the Board of Directors in late 1995. We repurchased 10% of the original outstanding shares during the past year at a weighted average cost of $12.69 per share and felt that it was a sound use of Company reserves, especially in light of the fact that the book value of a share of Company stock during much of the year was approximately $15.30. At the end of our fiscal year, the book value of a share of stock stood at $15.61.

Due to legislation passed by Congress to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), an expense of $118,800 was levied on the Bank. In spite of this one-time expense, we produced $207,052 in net earnings or $ .88 per share compared to $1.07 per share a year ago. Were it not for the SAIF special assessment, earnings would have been $1.23 per share, a 15% increase over last year. Additionally, we hope to recoup the special assessment over approximately four years through reduced insurance premiums.

Despite profits being down due to this uncontrollable expense, the Board of Directors realized that 1996 was a good year for our Company and has announced a dividend of $ .25 per share to all stockholders as of December 13, 1996. This dividend will be payable on January 3, 1997.

As a cost controlling measure, this annual report consists primarily of a portion of Form 10-KSB (not including exhibits and schedules), which is a required annual filing with the U.S. Securities and Exchange Commission.

I want to thank you for your interest and investment in the Company. A special thank you goes to those of you who are customers of the Bank. Please stop by or call me if you ever have questions or comments regarding our Bank or Company. We are continually striving to improve on our Company for the benefit of all of us.

Best Regards,


/s/ Richard A. Jameson
Richard A. Jameson
President


            100 S. SAMPSON STREET * P.O. BOX 9 * TREMONT, IL * 61568
                    PHONE (309) 925-2511 * FAX (309) 925-7411



                     DIRECTORS OF THE COMPANY AND THE BANK
                             AS OF DECEMBER 1, 1996

             ROLAND E. HOFFMAN                       JAMES D. PETROV
                  Farmer                        Cofounder, Petrov-Watkins
                                                       Insurance

            RICHARD A. JAMESON                       DAN STEINER, JR.
      President, TSB Financial, Inc.       Carpenter, Jerry Kaiser Construction
     President, Tremont Savings Bank

              BEN A. MILLER                         DONALD L. SWIGERT
    Tremont Township Road Commissioner          Owner, Tremont Super Valu

                               RICHARD D. WARTICK
                         Pharmacist, Tremont Pharmacy



                        OFFICERS OF THE COMPANY AND BANK
                             AS OF DECEMBER 1, 1996

              RICHARD A. JAMESON                    RICHARD D. WARTICK
                  President                        Chairman of the Board

               JANE M. HINMAN                        ROLAND E. HOFFMAN
                  Secretary                      Vice Chairman of the Board


                              STOCK TRANSFER AGENT

 Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

                         First Bankers Trust Co., N.A.
                                 1201 Broadway
                             Quincy, Illinois 62301

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended September 30, 1996

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
        (No fee required) for the transition period from _________ to _________

         Commission file number 0-24598

                               TSB Financial, Inc.
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                         37-1325942
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


100 South Sampson St, Tremont, Illinois                    61568
(Address of Principal Executive Offices)                 (Zip Code)


                                 (309) 925-2511
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12 (b) of the Exchange Act:
                                     None.

        Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $0.01 Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $207,052.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of October 1, 1996 was approximately $2,643,752. As of said date, the Issuer had 242,888 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Part III of Form 10-KSB-Proxy statement for annual meeting of stockholders to be held in 1997.

                              TSB FINANCIAL, INC.

                               Table of Contents

                                                                      Page
PART I. GENERAL INFORMATION

    Item 1.     Description of business                                 5

    Item 2.     Description of Property                                 6

    Item 3.     Legal Proceedings                                       6

    Item 4.     Submission of Matters to a Vote of Security Holders     6

PART II.        OTHER INFORMATION

    Item 5.     Market  for Common Equity and  Related                  7
                          Stockholder Matters

    Item 6.     Management's Discussion and Analysis of                 9
                          Plan of Operation

    Item 7.     Financial  Statements                                  16

    Item 8.     Changes in and Disagreements with Accountants          38

PART III.

    Item 9.     Section 16(a) Compliance                               38

    Item 10.    Executive Compensation                                 38

    Item 11.    Ownership by Related Persons                           38

    Item 12.    Related Transactions and Relationships                 38

    Item 13.    Exhibits and Reports on Form 8-K                       38

  SIGNATURES                                                           39


PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

TSB Financial, Inc. (the "Company") is a Delaware corporation which was incorporated on March 3, 1994, to acquire all of the capital stock of the Tremont Savings Bank, Tremont, Illinois (the "Bank"). The Company's business consists of the ownership of the Bank and the investment in various government agency securities. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act, as amended (the "BHCA"), and with the Illinois Commissioner of Savings and Residential Finance (the "Commissioner") under the Illinois Savings Bank Act (the "ISBA").

The sole office of the Company and the Bank is located at 100 South Sampson Street, Tremont, Illinois 61568 and its telephone number is (309) 925-2511.

The Bank is an Illinois-chartered savings bank. It was organized as an Illinois-chartered savings and loan association in 1924 and converted to an Illinois-chartered mutual savings bank in 1992. As of September 30, 1996, the Bank had total assets of $29.8 million, deposits of $20.1 million and restricted stockholder's equity of $3.8 million. The Bank has no subsidiaries.

The Bank conducts business through its office located in Tremont, Illinois, a community of approximately 2,100 people in Tazewell County, Illinois. Tazewell County has a population of 123,600 (1990 census) and is part of the Peoria MSA, which also includes Peoria and Woodford Counties and has a total population of approximately 340,000 (1990 census). Tremont is located less than one mile from Interstate 155, which connects Interstate 74 and Interstate 55, and 15 miles from downtown Peoria.

The Bank competes with other commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations which offer services in the Tazewell County market. The Bank is one of the smaller financial institutions in its market.

The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans and, to a far lesser extent, multifamily, commercial real estate and consumer loans (including savings account loans) in the Bank's principal lending area consisting primarily of Tremont, Illinois and surrounding communities in Tazewell County, Illinois. At September 30, 1996, approximately 88.9% of the Bank's gross loan portfolio consisted of one-to-four family residential mortgage loans and the Bank's entire real estate loan portfolio consisted of loans secured by properties located in central Illinois. The Bank has established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, interest rate and credit worthiness of the borrower. The Bank's deposits are insured to the maximum allowable by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").


The Company's results of operations are dependent primarily on net interest income,which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. To a lesser extent, the Company's operating results are affected by fees, service charges and other income. Operating expenses of the Company include employee compensation and benefits, advertising, legal and professional fees, occupancy costs and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Bank and the Company are regulated by the Federal Reserve Board. In addition, the Bank is regulated by the Commissioner and the FDIC. The commercial banking business is a highly regulated business. See Appendix A for a brief summary regarding the federal and state statutes and regulations which are applicable to the Company and the Bank. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

The Company and the Bank have a September 30th fiscal year end and employ eight individuals. No one customer accounts for more than 10% of either the Company's or the Bank's revenues, loans or deposits.

See Appendix B for the table and schedules which show selected comparative financial information requested by the Securities and Exchange Act Guide 3, regarding the business of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

The main office of the Company and the Bank is located at 100 South Sampson Street, Tremont, Illinois. The building, built in 1971 and approximately 1,700 square feet, is solely occupied by the Company and the Bank.

Management is of the opinion that this banking facility is of sound construction, in good operating condition, is appropriately insured and is adequately equipped for carrying on the business of the Company and the Bank. The Bank intends to limit its investment in premises, furniture and equipment to no more than 50% of Bank capital.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended September 30, 1996.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows, for the indicated periods, the range of prices per share of the Company's common stock in the over-the-counter market of which the Company is aware.

These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The Company's common stock was first issued on October 1, 1994 at a price to the public of $10 per share.

                                                bid price         dividend paid
                                                ---------         -------------
                                           high            low
                                           ----            ---
10/1/94 -  12/31/94                      $  9 1/4       $  8 3/4        --
 1/1/95 -  3/31/95                          9 5/8          9 1/4        --
 4/1/95 -  6/30/95                          9 5/8          9 1/4        --
 7/1/95 -  9/30/95                         10 5/8          9 5/8        --
10/1/95 -  12/31/95                        11 3/8         10 5/8        --
 1/1/96 -   6/30/96                        12 7/8         11 3/8     $.25/sh
 7/1/96 -   9/30/96                        13 1/8         12 7/8        --

At October 1, 1996, there were approximately 268 holders of record of the Company's common stock.

The Board of Directors has the authority to declare dividends, subject to statutory and regulatory requirements. The Board of Directors currently anticipates it will pay an annual cash dividend in one annual payment, and accordingly, declared an annual dividend of $.25 per share, payable on January 3, 1997 to stockholders of record as of December 13, 1996. However, declarations of dividends and the amount of any declared dividends are subject to the discretion of the Board of Directors, and depend upon a number of factors, including, without limitation, investment opportunities available to the Company, capital requirements, regulatory limitations, the Company's financial condition and results of operations. If and when dividends are declared, the Company will probably be largely dependent upon dividends from the Bank for funds to pay dividends on the common stock.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.


Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under the ISBA and the regulations of the Commissioner, dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, investments and other assets plus actual recoveries on loans, net of current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before the Bank may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. Additionally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC or (ii) the amount required for the liquidation account established by the Bank in connection with its conversion to the stock form of organization. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice.


ITEM 6.  MANAGEMENT 'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is a one-bank holding company with the Bank as its wholly-owned subsidiary. The Bank converted from a mutual state savings bank to a stock state savings bank on September 30, 1994 and issued 100% of its stock to the Company. Accordingly, consolidated operations for the Company for the fiscal years ended September 30, 1996 and 1995 will be compared to the operations of the Bank for fiscal year ended September 30, 1994.


COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

The Company's net income for the fiscal year ended September 30, 1996 was $207,052, down $54,461, or 20.8% from the $261,513 reported for the fiscal year ended September 30, 1995.

On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund. This legislation provided for a one-time special assessment on all SAIF- insured deposits which the Federal Deposit Insurance Corporation fixed at $0.657 per $100 of total deposits as of March 31, 1995. Consequently, on September 30, 1996, the Company recorded a special, one-time charge to earnings of approximately $82,000, net of taxes, or about $0.35 per share assuming no dilution and $0.31 per share assuming full dilution. The legislation also included a provision to reduce the annual deposit insurance premiums for most thrift institutions beginning in 1997. Based on such a reduction and the current level of the Company's deposits, the Company expects to realize annual deposit insurance premium savings of approximately $33,000.

Excluding the effect of the special SAIF assessment, net income was $289,000 for the year ended September 30 ,1996 compared to $262,000 for the year ended September 30, 1995, an increase of $27,000 or 10.3%. Primary earnings per share and fully diluted earnings per share were $1.23 and $1.11, respectively, excluding the special assessment.

Interest income revealed a 23.0% increase, from $1,653,770 to $2,034,801 when comparing twelve month periods ending September 30, 1995 and September 30, 1996, respectively. Management attributes this to the Bank's increased investment in loans and investment securities coupled with a slightly higher interest rate enviroment during fiscal 1996 when compared to fiscal 1995. Average total loans for the year ended September 30, 1996 was $19.0 million compared to $15.9 million for the same period in 1995, an increase of $3.1 million or 19.5%. Interest income on investment securities for the year ended September 30, 1996 was $416,343, an increase of $105,237 or 33.8% over that recorded during the previous year.


Total interest expense for the fiscal year ended September 30, 1996 rose $309,641 from the fiscal year ended September 30, 1995, primarily due to an increase in the Bank's use of advances from the Federal Home Loan Bank of Chicago ("FHLB") to fund loan growth. Interest on FHLB borrowings rose $173,278 between fiscal years ended September 30, 1995 and 1996. Interest expense on retail deposit accounts increased as well from $739,831 for the year ended September 30, 1995 to $876,194 for the fiscal year ended September 30, 1996. The Bank continues to attract retail deposits and strives to acheive a cost-effective balance between FHLB borrowings and deposits to fund activity in the area of interest earning assets. The Company's resulting net interest income was $968,744, up $71,390, or 8.0%, from a year ago.

The provision for loan losses decreased to $13,500 during 1996, compared to $20,000 during 1995, resulting in an allowance for loan losses of $124,624 at September 30, 1996 or 0.55% of total loans. Based on the Bank's historically high loan quality, management believes that the Bank's allowance is adequate to absorb any future loan charge-offs and will continue to monitor both the quality of the Bank's loan portfolio and its mix, as it continues to expand its lending products.

The Bank's income from fees and other charges such as checking fees, loan origination fees, late payment charges, and sales fees experienced a dramatic increase from the fiscal year ended September 30, 1995 to the fiscal year ended September 30, 1996. Income from this source rose from $58,000 to $98,432, a 69.7% increase. The reasons for this increase were fees derived from growth in retail checking accounts and increased loan originations.

Excluding the special SAIF assessment, other expenses totalled $632,000 for the year ended September 30, 1996 compared to $551,000 for the same period in 1995, an increase of 14.7%. Salaries and employee benefits were $28,000 or 10.2% higher in 1996 compared to 1995 due to staffing increases coupled with regular salary increases during 1996. Equipment expenses and data processing fees increased $18,000 and $20,000, respectively, over their 1995 levels. These increases were attributable to the Bank's data processing center conversion and computer equipment upgrade during 1996 as the Bank continued to make investments that will allow the Bank to operate more efficiently as well as to provide new products and services to its customers.

Income taxes, as a direct result of reduced income, dropped 22.8%, from $123,220 for the fiscal year ended September 30, 1995 to $95,139 for the fiscal year ended September 30, 1996. The effective tax rate dropped from 32.0% to 31.5%.


COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

For the fiscal year ended September 30, 1995, the Company reported net income of $261,513, an 8.7% decrease from the $286,444 reported during the fiscal year ended September 30, 1994. This decrease was primarily attributed to increases in advertising expense, compensation and other expenses.

Interest income increased 10.3%, from $1,498,995 for the fiscal year ended September 30, 1994 to $1,653,770 for the year ended September 30, 1995. The increase resulted principally from income on investment securities growing from $30,370 for fiscal year 1994 to $148,462 for fiscal year 1995, a 388.8%
increase. This increase occurred because management moved funds from short term deposit accounts, where the proceeds of the September 30, 1994 conversion had been invested, into municipal and government agency securities. Interest income from mortgage-backed securities rose 29.9%, from $125,192 to $162,644, as the adjustable-rate mortgages that underlie the securities adjusted to higher rates during the past fiscal year. The Bank's interest income from loans rose only slightly, from $1,263,321 at September 30, 1994 to $1,268,099 at September 30, 1995, a .4% increase.

For the fiscal year ended September 30, 1995, interest expense was $756,416, a 10.5% increase over the $684,517 interest expense for the year ended September 30, 1994. As customer deposits shifted into longer term investments over the past fiscal year, the Bank's cost of deposits rose 8.6%, from $681,124 for fiscal year 1994 to $739,831 for fiscal year 1995. Net interest income, a traditional measure of profitability for savings banks, increased from $814,478 for the twelve months ended September 30, 1994 to $897,354 for the same period ended September 30, 1995, a 10.2% increase.

In management's continuing effort to position the Bank to be able to absorb any future losses resulting from lending activity, loan loss reserves were increased by $20,000 during 1995. This represented a 10.5% increase over the increase in reserves for 1994. The Bank experienced a loss of $14,936 during fiscal year 1995 on a single defaulted real estate loan.

Other income (items such as loan fees, late payment fees and deposit account fees) amounted to $58,000 for the year ended September 30, 1995 compared to $77,659 for the year ended September 30, 1994. The 25.3% decline was attributed mainly to a reduction in residential mortgage refinancing activity as interest rates remained relatively stable which also resulted in a corresponding reduction in fees charged in connection with mortgage loan origination. Other income did not include any gains from the sale of securities during either period.

For the twelve months ended September 30, 1995, other expense (items such as compensation expense, occupancy expense, advertising expense, deposit insurance premiums and other) was $550,621 a 33.6% increase over the same period in 1994. Compensation expense, as a result of the timing of payments to the Employee Stock Ownership Plan, the adoption of the Management Retention Plan in January and regular wage and salary increases, increased 26.5% from $217,609 for the year ended September 30, 1994 to $275,336 for the year ended September 30, 1995.


Advertising expense rose 38.1% as the Bank strived to increase community awareness and market share. Legal and professional fees rose from $12,150 for the twelve months ended September 30, 1994 to $54,805 for the twelve months ended September 30, 1995, due to non-recurring legal fees and expenses associated with initial regulatory issues and stockholder filings following conversion to a stock-owned company. Management anticipates these costs being reduced in the future. These increases were somewhat offset by a cumulative reduction in occupancy expense, deposit insurance premiums and computer expense of $5,600 or 5.3%.

The Company's income tax expense, $175,476 for the fiscal year ended September 30, 1994, declined by $52,256, or 29.8%, to $123,220 for the fiscal year ended September 30, 1995. This was attributable to management's increased emphasis on investment in tax free municipal securities, as was planned following the conversion. The effective tax rate, defined as income tax divided by pre-tax income, declined from 38% for fiscal year 1994 to 32% for fiscal year 1995.

Earnings per share, calculated as net income divided by the weighted average of shares outstanding, was $1.07 per share for fiscal year 1995. The weighted average shares outstanding, 243,787.33, was comprised of total shares outstanding reduced by shares owned by the Employee Stock Ownership Plan and the Management Retention Plan. Since stock was not issued in the conversion until October 1, 1994, there is no comparable per share information for fiscal year 1994.


COMPARISON OF FINANCIAL CONDITION AND LIQUIDITY AT SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

For the fiscal year ended September 30, 1996, the Company experienced unprecedented growth in total assets, primarily in the category of net loans. Total assets on September 30, 1996 were $29.8 million, up $6.2 million or 26.3% from the $23.6 million reported on September 30, 1995. This was considered by management as a very positive result of the Company's strategic plan for growth which had been adopted in the interest of market and competitive positioning.

Net loans accounted for the largest amount of growth over the last fiscal year, from $16.7 million on September 30, 1995 to $22.5 million on September 30, 1996. The majority of this increase was in one - to - four family mortgage loans and consumer loans. One - to - four family mortgage loans averaged $17.8 million for fiscal 1996 compared to $15.4 million for fiscal 1995. Average consumer loans outstanding during fiscal 1996 were $930,000 compared to $169,000 during fiscal 1995. This growth was a direct result of increased marketing of the Bank's lending, emphasis on consumer loan products, and efforts of Bank loan department personnel.


Cash and cash equivalents declined by 33.5%, from $948,047 to $630,921 from September 30, 1995 to September 30, 1996, respectively, as the result of the Bank funding new loans. The Bank is required to maintain minimum levels of liquid assets by its regulators. The Bank's liquidity ratio was 20.3% and 26.3% at September 30, 1996 and 1995 respectively, well above required minimums.

The Company's investment securities portfolio increased from $5.1 million at September 30, 1995 to $5.5 million at September 30, 1996. This increase was primarily attributable to increased investment in state and municipal securities which grew from $1.1 million at September 30, 1995 to $1.7 million at September 30, 1996. Within its investment securities portfolio, the Company took advantage of the Financial Accounting Standards Board's one-time reclassification window during December, 1995 to reclassify securities with a carrying value of $2.1 million and a fair market value of $2.2 million from its held-to-maturity portfolio to its available-for-sale portfolio. Management feels that this reclassification will provide the Company with greater flexibility in managing its liquidity during cycles in the securities markets and the Bank's loan demand.

The Company's investment in premises and equipment grew 61.0%, from $124,425 on September 30, 1995 to $200,316 on September 30, 1996 due to a remodeling of the Bank office in the spring of 1996 along with a new set of computers needed to effectively run the modernized accounting and teller system installed in June of 1996.

Investment in stock of the FHLB rose from $179,300 to $318,300 on September 30, 1995 and September 30, 1996, respectively. As the Bank took advantage of funding advances from the FHLB, it was required to meet increased FHLB stock ownership requirements.

Other assets, totalling $124,174 on September 30, 1995, rose to $244,000 on September 30, 1996. Management attributes this increase to the annual prepaid income tax reserve account along with accrued interest receivable on the increased loan originations and investments.

For the fiscal year ended September 30, 1996, a strategic goal of the Company was growth for the purposes of market share and return to stockholders. This growth was accomplished through increases in deposit accounts and borrowed funds through FHLB advances. Deposit accounts rose 8.7%, from $18.5 million on September 30, 1995 to $20.1 million on September 30, 1996.

The Company continues to concentrate on customer deposits as a growth area, especially in the light of the reduction in deposit insurance premiums. Borrowed funds constituted the largest source of the Company's funding growth, increasing from $1.0 million on September 30, 1995 to $5.6 million on September 30, 1996. These loans from the FHLB provided management with an affordable, cost-effective and accessible tool to assist in dealing with the liquidity demand cycles.

Other liabilities at September 30, 1996 included a $119,000 accrual for the previously mentioned SAIF insurance special assessment. Without the special assessment, other liabilities would have been $74,502 at September 30, 1996 compared to $77,551 at September 30, 1995.


On September 30, 1996, the Company's stockholders' equity was $3.8 million or 5.0% less than the previous year's $4.0 million balance. As a result of management evaluating the Company's own stock as an investment alternative in analyzing uses of the Company's funds, the Company initiated a stock repurchase plan to buy ten percent of the outstanding shares. The effect of this repurchase was to increase the Company's book value per share to $15.61 from $14.83 at September 30, 1996 and 1995, respectively. In addition, the Company paid a dividend to its shareholders for the first time during fiscal 1996. The $0.25 per share dividend resulted in a $67,435 payment to the Company's stockholders out of the Company's equity. The Company continues to exceed the minimum capital standards established by its regulators of 4.0% for leverage capital and 8.0% for risk-based capital with a leverage capital ratio of 12.9% and a risk-based capital ratio of 28.2% at September 30, 1996.


Stockholders' Equity was calculated as follows:

Stockholders' Equity as of September 30, 1995        $4,001,239
Net Income                                              207,052
Dividends Paid                                          (67,435)
Purchase of Treasury Stock                             (342,548)
Change in unearned compensation related
  to ESOP and MRP                                        46,958
Increase in unrealized losses on securities
  available for sale, net of income tax effect          (54,780)
                                                     ----------
Stockholders' Equity as of September 30, 1996        $3,790,486


ITEM 7. FINANCIAL STATEMENTS


                              TSB FINANCIAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report.................................................16

Consolidated Balance Sheet ..................................................17

Consolidated Statement of Income.............................................18

Consolidated Statement of Changes in Stockholders' Equity....................19

Consolidated Statement of Cash Flows.........................................20

Notes to Consolidated Financial Statements...................................22


                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
   Board of Directors
TSB Financial, Inc.
Tremont, Illinois


We have audited the consolidated balance sheet of TSB Financial, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of TSB Financial, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and cash flows for the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for investment securities in 1995.


/s/ GEO. S. OLIVE & CO. LLC

Decatur, Illinois
October 18, 1996


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

SEPTEMBER 30                                                           1996            1995
-----------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                        $    290,585     $    285,824
   Interest-bearing demand deposits                                    340,336          662,223
                                                                  ------------     ------------
         Cash and cash equivalents                                     630,921          948,047
   Interest-bearing time deposits                                      484,161          394,722
   Investment securities
      Available for sale                                             5,083,268        2,044,321
      Held to maturity                                                 367,866        3,034,539
                                                                  ------------     ------------
         Total investment securities                                 5,451,134        5,078,860
   Loans                                                            22,605,870       16,858,326
      Allowance for loan losses                                        124,624          115,564
                                                                  ------------     ------------
                  Net loans                                         22,481,246       16,742,762
   Premises and equipment                                              200,316          124,425
   Federal Home Loan Bank stock                                        318,300          179,300
   Other assets                                                        244,000          124,174
                                                                  ------------     ------------

         Total assets                                             $ 29,810,078     $ 23,592,290
                                                                  ============     ============

LIABILITIES
   Deposits
      Noninterest-bearing                                         $    501,552     $    232,611
      Interest-bearing                                              19,648,385       18,235,233
                                                                  ------------     ------------
         Total deposits                                             20,149,937       18,467,844
   FHLB borrowings                                                   5,615,992        1,000,000
   Advances by borrowers for taxes and insurance                        60,340           45,656
   Other liabilities                                                   193,323           77,551
                                                                  ------------     ------------
         Total liabilities                                          26,019,592       19,591,051
                                                                  ------------     ------------


STOCKHOLDERS' EQUITY
   Preferred stock
      Authorized and unissued--200,000 shares
   Common stock, $.01 value
      Authorized--550,000  shares
      Issued and outstanding--269,875 shares                             2,699            2,699
   Capital surplus                                                   2,218,894        2,218,894
   Retained earnings                                                 2,159,413        2,019,796
   Treasury stock - 26,987 shares                                     (342,548)
   Net unrealized gain (loss) on securities available for sale         (48,129)           6,651
                                                                  ------------     ------------
                                                                     3,990,329        4,248,040
   Unearned compensation related to ESOP                              (134,938)        (161,925)
   Unearned compensation related to MRP                                (64,905)         (84,876)
                                                                  ------------     ------------
         Total stockholders' equity                                  3,790,486        4,001,239
                                                                  ------------     ------------

         Total liabilities and stockholders' equity               $ 29,810,078     $ 23,592,290
                                                                  ============     ============

See notes to consolidated financial statements.


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED SEPTEMBER 30                        1996         1995          1994
---------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                   $1,560,363    $1,268,099    $1,263,321
   Investment securities                      416,343       311,106       155,562
   Deposits with financial institutions        58,095        74,565        80,112
                                           ----------    ----------    ----------
         Total interest income              2,034,801     1,653,770     1,498,995
                                           ----------    ----------    ----------

INTEREST EXPENSE
   Deposits                                   876,194       739,831       681,124
   Federal Home Loan Bank borrowings          189,863        16,585         3,393
                                           ----------    ----------    ----------
         Total interest expense             1,066,057       756,416       684,517
                                           ----------    ----------    ----------

NET INTEREST INCOME                           968,744       897,354       814,478
   Provision for losses on loans               13,500        20,000        18,100
                                           ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOSSES ON LOANS                            955,244       877,354       796,378
                                           ----------    ----------    ----------

OTHER INCOME
   Loan fees and service charges               60,297        37,566        58,611
   Net realized gains on sales of
     available-for-sale securities              9,892
   Other income                                28,243        20,434        19,048
                                           ----------    ----------    ----------
         Total other income                    98,432        58,000        77,659
                                           ----------    ----------    ----------

OTHER EXPENSES
   Salaries and employee benefits             303,204       275,336       217,609
   Net occupancy expenses                      21,793        20,827        22,825
   Equipment expense                           35,486        16,750        13,929
   Deposit insurance expense                  162,736        42,905        45,205
   Data processing fees                        55,601        36,428        37,730
   Advertising and promotion                   18,046        18,191        13,177
   Legal and professional fees                 44,716        54,805        12,150
   Other expenses                             109,903        85,379        49,492
                                           ----------    ----------    ----------
         Total other expenses                 751,485       550,621       412,117
                                           ----------    ----------    ----------

INCOME BEFORE INCOME TAX                      302,191       384,733       461,920
   Income tax expense                          95,139       123,220       175,476
                                           ----------    ----------    ----------

NET INCOME                                 $  207,052    $  261,513    $  286,444
                                           ==========    ==========    ==========

EARNINGS PER SHARE
   Assuming no dilution:
      Net income                           $     0.88    $     1.07
      Average number of shares                234,508       243,787
   Assuming full dilution:
      Net income                           $     0.80    $     0.91
      Average number of shares                259,604       287,867

See notes to consolidated financial statements.


                       TSB FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          NET UNREALIZED
                                                                                          GAIN (LOSS) ON     DEFERRED
                                     COMMON STOCK                                           SECURITIES     COMPENSATION
                                   ---------------     CAPITAL      RETAINED    TREASURY     AVAILABLE      RELATED TO
                                   SHARES   AMOUNT     SURPLUS      EARNINGS     STOCK       FOR SALE          ESOP
-----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1993                                         $1,471,839
   Common stock issued in
      stock conversion             269,875  $2,699   $2,218,894
   Purchase of stock for
      ESOP                                                                                                  $(215,900)
   Net income for 1994                                               286,444
                                   ------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1994       269,875   2,699    2,218,894    1,758,283                                 (215,900)
   Net income for 1995                                               261,513
   Purchase of stock for MRP
   Allocation of ESOP shares                                                                                    53,975
   Allocation of MRP shares
   Cumulative effect of
      change in method of
      accounting for securities,
      net of taxes of $18,228                                                                $(35,383)
   Net change in unrealized
      gain (loss) on securities
      available for sale                                                                        42,034
                                   ------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1995       269,875   2,699    2,218,894    2,019,796                     6,651       (161,925)
   Net income for 1996                                               207,052
   Cash dividends
      ($.25 per share)                                              (67,435)
   Allocation of ESOP shares                                                                                    26,987
   Allocation of MRP shares
   Net change in unrealized gain
      (loss) on securities
      available for sale                                                                      (54,780)
   Purchase of treasury stock                                                  $(342,548)
                                   ------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1996       269,875  $2,699   $2,218,894   $2,159,413   $(342,548)    $(48,129)      $(134,938)
                                   ====================================================================================


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                      DEFERRED
                                    COMPENSATION
                                     RELATED TO
                                         MRP          TOTAL
                                 ------------------------------

BALANCES, OCTOBER 1, 1993                          $1,471,839
   Common stock issued in
      stock conversion                              2,221,593
   Purchase of stock for
      ESOP                                          (215,900)
   Net income for 1994                                286,444
                                 -----------------------------

BALANCES, SEPTEMBER 30, 1994                        3,763,976
   Net income for 1995                                261,513
   Purchase of stock for MRP         $(99,854)       (99,854)
   Allocation of ESOP shares                           53,975
   Allocation of MRP shares             14,978         14,978
   Cumulative effect of
      change in method of
      accounting for securities,
      net of taxes of $18,228                        (35,383)
   Net change in unrealized
      gain (loss) on securities
      available for sale                               42,034
                                 -----------------------------

BALANCES, SEPTEMBER 30, 1995          (84,876)      4,001,239
   Net income for 1996                                207,052
   Cash dividends
      ($.25 per share)                               (67,435)
   Allocation of ESOP shares                           26,987
   Allocation of MRP shares             19,971         19,971
   Net change in unrealized gain
      (loss) on securities
      available for sale                             (54,780)
   Purchase of treasury stock                       (342,548)
                                 -----------------------------

BALANCES, SEPTEMBER 30, 1996         $(64,905)     $3,790,486
                                 =============================

   See notes to consolidated financial statements.


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30                                     1996           1995            1994
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                          $   207,052     $   261,513     $   286,444
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
      Provision for loan losses                             13,500          20,000          18,100
      Investment securities amortization
         (accretion), net                                   (6,040)         (1,090)         10,937
      Federal Home Loan Bank stock dividends                (2,700)
      Depreciation and amortization                         33,697          11,984          10,483
      Deferred income tax                                  (49,077)         12,909          21,398
      Investment securities (gains) losses                  (9,892)
      Allocation of ESOP shares                             26,987          53,975
      Amortization of MRP                                   19,971          14,978
      Change in:
         Interest receivable                               (70,630)        (29,579)        (18,460)
         Interest payable and other liabilities            115,772        (350,756)        358,016
         Prepaid expense and other assets                   28,099         (32,241)        (16,462)
                                                       -----------     -----------      -----------
         Net cash provided (used) by operating
            activities                                     309,439         (41,007)        670,456
                                                       -----------     -----------      -----------

INVESTING ACTIVITIES
   Net change in interest-bearing time deposits            (89,439)        391,207        (193,285)
   Purchases of securities available for sale           (2,224,025)       (685,063)
   Proceeds from maturities of securities
      available for sale                                   446,862         275,551
   Proceeds from sales of securities available for
      sale                                                 818,128
   Purchases of securities held to maturity                             (1,301,598)     (2,035,595)
   Proceeds from maturities of securities
      held to maturity                                     519,695         122,035         514,378
   Net change in loans                                  (5,751,984)     (1,079,821)      1,211,924
   Purchase of premises and equipment                     (109,588)        (33,757)        (16,133)
   Purchase of Federal Home Loan Bank of
      Chicago stock                                       (139,000)
   Proceeds from sale of FHLB of Chicago stock                                              16,000
                                                       -----------     -----------      -----------
         Net cash used by investing activities          (6,529,351)     (2,311,446)       (502,711)
                                                       -----------     -----------      -----------


                           (Continued)
FINANCING ACTIVITIES
   Net change in deposits                             $ 1,682,093     $   (77,665)    $  (900,180)
   Proceeds from FHLB borrowings                        4,615,992       1,000,000         500,000
   Repayment of FHLB borrowings                          (500,000)
   Net change in advances by borrowers for taxes
      and insurance                                        14,684          (1,971)          9,630
   Proceeds from issuance of stock                                                      2,698,750
   Stock issuance expenses                                                               (477,157)
   Purchase of ESOP stock                                                                (215,900)
   Purchase of MRP stock                                                  (99,854)
   Dividends paid                                         (67,435)
   Purchase of treasury stock                            (342,548)
                                                      -----------     -----------     -----------
         Net cash provided by financing activities      5,902,786         320,510       1,615,143
                                                      -----------     -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (317,126)     (2,031,943)      1,782,888
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              948,047       2,979,990       1,197,102
                                                      -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                $   630,921     $   948,047     $ 2,979,990
                                                      ===========     ===========     ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY
   INFORMATION
   Interest paid                                      $ 1,061,122     $   716,243     $   683,923
   Income tax paid                                        121,936         124,116         202,814

   See notes to consolidated financial statements.


                       TSB FINANCIAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


*  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of TSB Financial, Inc. (the "Company") and its wholly owned subsidiary, Tremont Savings Bank (the "Bank"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state thrift charter and provides full banking services. As a state-chartered thrift, the Bank is subject to regulation by the State of Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation.

The Company generates mortgage and consumer loans and receives deposits from customers located primarily in central Illinois. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in Tremont and the surrounding communities.

CONSOLIDATION--The consolidated financial statements include the accounts of the Company and the Bank after elimination of all intercompany transactions and accounts.

INVESTMENT SECURITIES--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, on October 1, 1994.

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

At October 1, 1994, investment securities with an approximate carrying value of $1,631,186 were reclassified as available for sale. This reclassification resulted in a decrease in total stockholders' equity, net of taxes, of $35,383.


Prior to the adoption of SFAS No. 115, investment securities were carried at cost, adjusted for amortization of premiums and discounts. Realized gains and losses on sales were included as net security gains (losses). Gains and losses on the sale of securities were determined on the specific-identification method.

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash are received.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluations by management include consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding and the possibility of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of September 30, 1996, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using an accelerated method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL HOME LOAN BANK STOCK is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula.

TREASURY STOCK is stated at cost. Cost is determined by the first-in, first-out method.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with the Bank.

EARNINGS PER SHARE have been computed based upon the average common and common equivalent shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on September 30, 1994. Fully-diluted earnings per share assumes the conversion of stock options to be granted under the Stock Option Plan as of February 1, 1995, the date the Plan was adopted. Net income per share for the years ended prior to September 30, 1994, are not meaningful.

RECLASSIFICATIONS of certain amounts in the 1995 and 1994 consolidated financial statements have been made to conform to the 1996 presentation.


*  CHANGE IN CHARTER

The Bank converted from a mutual state savings bank to a stock state savings bank on September 30, 1994, and issued all of its common stock to the Company. Concurrently with the conversion, the Company issued 269,875 shares of Company common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs, were approximately $2.2 million.


*  INVESTMENT SECURITIES

                                                                         1996
                                           ---------------------------------------------------------------
                                                              GROSS             GROSS
                                            AMORTIZED       UNREALIZED        UNREALIZED          FAIR
SEPTEMBER 30                                  COST            GAINS             LOSSES            VALUE
----------------------------------------------------------------------------------------------------------
Available for sale
   Federal agencies                       $ 1,240,028      $    18,989       $    (7,204)      $ 1,251,813
   State and municipal                      1,419,884                            (65,275)        1,354,609
   Mortgage-backed securities               2,496,276           20,018           (39,448)        2,476,846
                                          -----------      -----------       -----------       -----------
         Total available for sale           5,156,188           39,007          (111,927)        5,083,268
                                          -----------      -----------       -----------       -----------

Held to maturity
   State and municipal                        306,037            4,731                             310,768
   Mortgage-backed securities                  61,829            1,109                              62,938
                                          -----------      -----------       -----------       -----------
         Total held to maturity               367,866            5,840                 0           373,706
                                          -----------      -----------       -----------       -----------

         Total investment securities      $ 5,524,054      $    44,847       $  (111,927)      $ 5,456,974
                                          ===========      ===========       ===========       ===========

                                                                         1995
                                           ---------------------------------------------------------------
                                                              GROSS             GROSS
                                            AMORTIZED       UNREALIZED        UNREALIZED          FAIR
SEPTEMBER 30                                  COST            GAINS             LOSSES            VALUE
----------------------------------------------------------------------------------------------------------

Available for sale
   Federal agencies                       $   258,673                                         $   258,673
   Mortgage-backed securities               1,775,571      $    21,256      $   (11,179)        1,785,648
                                          -----------      -----------      -----------       -----------
         Total available for sale           2,034,244           21,256          (11,179)        2,044,321
                                          -----------      -----------      -----------       -----------

Held to maturity
   Federal agencies                         1,082,708           27,948                          1,110,656
   State and municipal                      1,133,814           29,185           (3,935)        1,159,064
   Mortgage-backed securities                 818,017              308          (12,660)          805,665
                                          -----------      -----------      -----------       -----------
         Total held to maturity             3,034,539           57,441          (16,595)        3,075,385
                                          -----------      -----------      -----------       -----------

         Total investment securities      $ 5,068,783      $    78,697      $   (27,774)      $ 5,119,706
                                          ===========      ===========      ===========       ===========


The amortized cost and fair value of securities available for sale and held to maturity at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        AVAILABLE FOR SALE                         HELD TO MATURITY
                            -------------------------------------------------------------------------------
                                 AMORTIZED                FAIR              AMORTIZED                FAIR
                                   COST                  VALUE                COST                   VALUE
-----------------------------------------------------------------------------------------------------------
Within one year                $1,240,028             $1,251,813
One to five years                 110,000                110,000            $306,037               $310,768
Five to ten years                 460,394                443,443
After ten years                   849,490                801,166
                            -------------------------------------------------------------------------------
                                2,659,912              2,606,422             306,037                310,768
Mortgage-backed securities      2,496,276              2,476,846              61,829                 62,938
                            -------------------------------------------------------------------------------

         Totals                $5,156,188             $5,083,268            $367,866               $373,706
                            ===============================================================================

Securities with a carrying value of $731,000 and $870,000 were pledged at September 30, 1996 and 1995, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 1996 were $818,128. Gross gains of $15,232 and gross losses of $5,340 were realized on those sales.

During 1995 and 1994, there were no sales of securities.

On November 30, 1995, the Bank transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $2,146,870 and a fair value of $2,201,674. There were no securities transferred between classifications during 1995.


*  LOANS AND ALLOWANCE


SEPTEMBER 30                                             1996             1995
----------------------------------------------------------------------------------
Real estate mortgage loans
   One-to-four family                                 $21,263,476      $16,192,072
   Multi-family                                           154,186          213,638
Commercial and other loans secured by real estate         892,803          451,925
Consumer loans                                          1,607,503          356,896
                                                      -----------      -----------
                                                       23,917,968       17,214,531
Less
   Undisbursed portion of loans                         1,284,444          315,154
   Deferred loan fees                                      27,654           41,051
                                                      -----------      -----------

                                                      $22,605,870      $16,858,326
                                                      ===========      ===========


SEPTEMBER 30                              1996          1995           1994
-------------------------------------------------------------------------------

Allowance for loan losses
   Balances, October 1                  $115,564      $110,500      $  92,400
   Provision for loan losses              13,500        20,000         18,100
   Recoveries on loans
   Charge-offs                            (4,440)      (14,936)
                                        --------      --------      ---------

   Balances, September 30               $124,624      $115,564      $ 110,500
                                        ========      ========      =========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans consist of the following at September 30:


                                                      1996        1995       1994
-----------------------------------------------------------------------------------

Mortgage loans underlying pass-through certificates
   FHLMC                                            $378,954    $564,926   $796,092
                                                    ========    ========   ========

The Company adopted SFAS No. 114 and No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES, on October 1, 1995. The adoption of SFAS No. 114 and No. 118 did not have a material impact on financial position or results of operations.

The Bank has entered into transactions with certain directors, executive officers, and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans as defined to such related parties was as follows:

Balances, October 1, 1995                                           $243,534
New loans, including renewals                                         96,150
Payments, etc., including renewals                                   (33,649)
                                                                    --------

Balances, September 30, 1996                                        $306,035
                                                                    ========


*  PREMISES AND EQUIPMENT

SEPTEMBER 30                             1996               1995
------------------------------------------------------------------

Land                                  $   5,800          $   5,800
Buildings and land improvements         167,035            152,831
Furniture and equipment                 171,160             91,110
                                      ---------          ---------
         Total cost                     343,995            249,741
Accumulated depreciation               (143,679)          (125,316)
                                      ---------          ---------

         Net                          $ 200,316           $124,425
                                      =========          =========


*  OTHER ASSETS AND OTHER LIABILITIES

SEPTEMBER 30                                    1996                 1995
-----------------------------------------------------------------------------

Other assets
   Interest receivable
      Securities                             $  67,397            $  64,787
      Loans                                     78,708               10,688
   Federal income tax refundable                                     44,808
   Deferred income tax asset (liability)        62,203             (15,093)
   Prepaid expenses and other                   35,692               18,984
                                             ---------            ---------

         Total                               $ 244,000            $ 124,174
                                             =========            =========

Other liabilities
   Interest payable on deposits              $   9,904            $  29,826
   Federal income tax payable                    2,447
   SAIF assessment payable                     118,821
   Interest payable on borrowings               29,940                5,083
   Other                                        32,211               42,642
                                             ---------            ---------

         Total                               $ 193,323            $  77,551
                                             =========            =========


*  DEPOSITS

                                                       1996                   1995
                                          ---------------------------------------------------
                                                          WEIGHTED                   Weighted
                                                          AVERAGE                    Average
SEPTEMBER 30                                  AMOUNT        RATE        Amount         Rate
---------------------------------------------------------------------------------------------
NOW accounts                              $  1,449,164      1.27%    $ 1,267,699       1.68%
Money market investment
  accounts                                   2,534,775      4.40       2,170,443       3.10
Savings                                      2,584,679      2.25       2,724,339       2.50
Certificates                                13,581,319      5.49      12,305,363       5.52
                                          ------------               -----------

         Total deposits                   $ 20,149,937               $18,467,844
                                          ============               ===========


Certificates by rates and maturity:

                                 4.00% TO         5.00% TO          6.00% TO       7.00% TO
                                  4.99%             5.99%            6.99%           7.99%            TOTAL
--------------------------------------------------------------------------------------------------------------

1997                            $3,006,463      $4,915,098      $   809,966                       $  8,731,527
1998                               382,550       1,507,872          574,784                          2,465,206
1999                                               641,502          362,167         $852,442         1,856,111
2000                                               270,194          258,281                            528,475
                                ------------------------------------------------------------------------------

      Total                     $3,389,013      $7,334,666       $2,005,198         $852,442       $13,581,319
                                ==============================================================================


Interest expense on deposits is summarized as follows:


YEAR ENDED SEPTEMBER 30                  1996                  1995                  1994
-------------------------------------------------------------------------------------------
NOW and money market accounts         $  95,962              $ 93,705              $103,512
Savings accounts                         64,984                70,719                78,033
Certificates                            715,248               575,407               499,579
                                      ---------              --------              --------

                                      $ 876,194              $739,831              $681,124
                                      =========              ========              ========


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $2,034,829 and $1,521,072 at September 30, 1996 and 1995.


*  FEDERAL HOME LOAN BANK BORROWINGS


SEPTEMBER 30                                               1996             1995
-------------------------------------------------------------------------------------
Federal Home Loan Bank advances:
   At 5.76%; due February, 1997                         $  750,000
   At 5.92%; due April, 1997                             1,000,000
   At 6.10%; due July, 1998                              1,000,000       $1,000,000
   At 6.00%; due December, 2001                          1,000,000
   At 5.83%; due July, 2016                                365,992
Federal Home Loan Bank line of credit, variable rate,
   (5.47% at September 30, 1996)                         1,500,000
                                                        ----------       ------------

         Total FHLB borrowings                          $5,615,992       $1,000,000
                                                        ==========       ============

The terms of a security agreement with the FHLB require the Bank to pledge as collateral for the borrowings and for its line of credit qualifying first mortgage loans in an amount equal to at least 170 percent of this line of credit and all stock in the FHLB.


*  INCOME TAX


YEAR ENDED SEPTEMBER 30                                         1996                1995             1994
-----------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
      Federal                                                 $118,952           $ 88,328          $125,231
      State                                                     25,264             21,983            28,847
   Deferred
      Federal                                                  (49,077)            12,909            21,398
                                                              --------           --------          --------

         Total income tax expense                             $ 95,139           $123,220          $175,476
                                                              ========           ========          ========

                                                                1996               1995              1994
-----------------------------------------------------------------------------------------------------------

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                        $102,745           $130,809          $157,053
   Tax exempt interest                                         (18,728)           (13,794)           (2,018)
   Effect of state income taxes                                 16,674             14,509            19,039
   Other                                                        (5,552)            (8,304)            1,402
                                                              --------           --------          --------

         Actual tax expense                                   $ 95,139           $123,220          $175,476
                                                              ========           ========          ========


At September 30, 1996 and 1995, a net cumulative deferred tax asset (liability) of $62,203 and $(15,093) is included in other assets. The components of the asset (liability) are as follows:


SEPTEMBER 30                                                1996                   1995
------------------------------------------------------------------------------------------
Differences in depreciation methods                       $ (12,467)             $(10,257)
Deferred loan fees                                           11,006                16,339
Differences in accounting for loan losses                   (13,651)               (8,822)
FHLB stock dividend                                          (8,927)               (8,927)
Unrealized gain (loss) on securities available for sale      24,793                (3,426)
Differences in accounting for SAIF assessment                47,292
Deferred compensation                                        13,910
Other                                                           247
                                                          ---------              --------

                                                          $  62,203              $(15,093)
                                                          =========              ========

Assets                                                      $97,248              $ 16,339
Liabilities                                                 (35,045)              (31,432)
                                                          ---------              --------

                                                          $  62,203              $(15,093)
                                                          =========              ========

Retained earnings at September 30, 1996 and 1995, include approximately $71,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of September 30, 1988, for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $24,000 at September 30, 1996 and 1995.


*  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk at September 30 were as follows:

                                                    1996                1995
------------------------------------------------------------------------------

Mortgage loan commitments
  At variable rates                               $109,375            $127,475
  At fixed rates ranging from 8.5% to 10.0%        141,260             122,900


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, or other assets of the borrower.

The Company is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the financial position of the Company.


*  REGULATORY CAPITAL

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At September 30, 1996, the management of the company believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agency categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed this categorization.

The Company's and Bank's actual and required capital amounts (in thousands) and ratios are as follows:

                                                                  1996
                                  ---------------------------------------------------------------------
                                                              REQUIRED FOR               TO BE WELL
                                         ACTUAL            ADEQUATE CAPITAL(1)         CAPITALIZED(1)
                                  ---------------------------------------------------------------------
SEPTEMBER 30                       AMOUNT     RATIO        AMOUNT      RATIO         AMOUNT       RATIO
-------------------------------------------------------------------------------------------------------
Total risk-based capital1
   (to risk-weighted assets)      $3,963       28.2%       $1,124       8.0%         $1,405       10.0%
Core capital1
   (to risk-weighted assets)       3,838       27.3           562       4.0             843        6.0
Core capital1
   (to adjusted total assets)      3,838       12.9           894       3.0           1,491        5.0

(1) As defined by regulatory agencies



The Company's tangible capital at September 30, 1996 was $3,838, which was 12.9 percent of tangible assets and exceeded the required ratio of 1.5 percent.

The following table reconciles regulatory capital to total stockholders' equity per the accompanying financial statements at September 30, 1996, (in thousands):


Regulatory Capital
   Risk-based capital                                                      $3,963
   General allowance for loan losses                                         (125)
                                                                           --------
   Core capital                                                             3,838
   Net unrealized loss on securities available for sale                       (48)
                                                                           --------

         Total stockholders' equity per accompanying financial statements  $3,790
                                                                           ========

On September 30, 1996, legislation was enacted to recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund ("SAIF") as well as to provide regulatory relief to SAIF insured institutions. As a result of this legislation, a special assessment was levied on all SAIF assessable deposits outstanding on March 31, 1995, at a rate of approximately .657 percent of deposits. Accordingly, the Bank recorded an expense related to this special assessment of approximately $82,000, net of tax, on the date of enactment.


*  RESTRICTION ON DIVIDENDS

The Company is regulated by the Federal Reserve Board which has enforcement powers over bank holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payments of dividends by bank holding companies.

In addition, Delaware general corporate law would allow the Company to pay dividends only out of its surplus or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Without the prior approval of the State of Illinois Office of Banks and Real Estate, the Bank is restricted by regulation as to the maximum amount of dividends it may pay in any fiscal year to 50 percent of its net profits for that year. In addition, the Bank is unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC or (ii) the amount required for the Bank's liquidation account. The FDIC and the Commissioner also have the authority to prohibit the payment of any dividends by the Bank if they determine that the distribution would constitute an unsafe or unsound practice.


At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account is $1,758,284.


*  BENEFIT PLANS

During 1994, the Bank ceased making contributions to a defined contribution pension plan for employees. The plan was funded through Bank contributions to a nationwide plan for savings banks. Contributions to the plan were based upon the employee's annual salary with the Bank matching the employee's contribution to the plan up to a maximum of six percent. The cost of the plan was deducted as an operating expense, which for the year ended September 30, 1994, was $3,920.

During 1994, the Board of Directors approved the adoption of a leveraged employee stock ownership plan ("ESOP"), which became effective in conjunction with the Bank's stock conversion on September 30, 1994. Employees age 21 or older who have completed one year of service with the Bank are eligible to participate in the ESOP.

ESOP participants must have completed 1,000 hours of service and been employed on the last day of the plan year in order to receive an allocation for that plan year. Participants' benefits vest 100 percent at the end of five years of service. Vesting will be accelerated upon retirement, death, or disability of the participant. Vested benefits will be payable upon retirement, death, disability, or separation of service. Contributions and forfeitures will be allocated based on participant compensation.

Benefits under the ESOP will be paid in shares of Company common stock. The ESOP borrowed funds from the Company to acquire 8 percent of the common stock sold in the conversion. This loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Bank contributions and earnings on ESOP assets. Shares purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. The Bank expects to make annual contributions to the ESOP in an amount which, at a minimum, will enable the ESOP to meet its annual debt service obligations in accordance with the loan terms. Any contributions in excess of this amount may be made at the Bank's discretion. Contributions will first be applied to repay interest on the loan with the remainder to be applied to principal. The loan will require annual interest and principal payments over an eight-year period and will bear interest at rate of 7.5 percent. ESOP compensation expense was approximately $27,000 and $54,000 during 1996 and 1995, respectively.
The ESOP shares as of September 30, were as follows:


                                       33


                                                                 1996              1995
                                                             ----------------------------

Allocated shares                                                7,735               5,036

Unallocated shares                                             13,493              16,192
                                                             --------            --------

         Total ESOP shares                                     21,228              21,228
                                                             ========            ========



         Fair value of unallocated shares at September 30    $177,095            $172,040
                                                             ========            ========


During 1995, the Company's stockholders approved the adoption of a management retention plan ("MRP") as a method of providing directors, employees and officers of the Bank with a proprietary interest in the Company and to encourage such persons to remain with the Bank.

The MRP is administered by a committee of outside directors. Directors, employees and officers are eligible for grants of nontransferable and nonassignable shares of common stock of the Company held by the MRP. Participants on the MRP become vested in the shares that have been awarded to them under the MRP at a rate of 20 percent per year, commencing one year after the grant date, and 20 percent on each anniversary date thereof for the following four years. Vesting will be accelerated upon retirement, death or disability of the participant, or a change in control of the Bank or the Company. As shares of common stock granted to participants vest, compensation expense will be recognized and a corresponding reduction in the charge against stockholders' equity will occur.

Upon its formation, the MRP purchased 10,795 shares of the Company's stock. As of September 30, 1996, all of these shares had been granted. Compensation expense related to the MRP was approximately $20,000 and $15,000 during 1996 and 1995, respectively.

Also during 1995, the Company's stockholders approved the adoption of a stock option plan in which 26,987 common shares were reserved at January 31, 1995 for issuance under the plan. The Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, the Company granted selected executives and other key employees stock option awards which vest and become fully exercisable over a five year period. During 1996, the Company granted options for 26,987 shares of the Company's common stock at an exercise price of $9.00. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. There were 1,350 options forfeited during 1996, and there were 6,832 options exercisable at September 30, 1996.


*  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS--The fair value of cash and cash equivalents approximates carrying value.

INTEREST-BEARING TIME DEPOSITS--The fair value of interest-bearing time deposits approximates carrying value.

SECURITIES AND MORTGAGE-BACKED SECURITIES--Fair values are based on quoted market prices.

LOANS--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

INTEREST RECEIVABLE/PAYABLE--The fair values of interest receivable/payable approximate carrying values.

FHLB STOCK--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

DEPOSITS--The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FEDERAL HOME LOAN BANK ADVANCES--The fair value of FHLB advances are estimated using a discounted cash flow calculation, based on current rates for similar debt. Line of credit borrowings debt consists of adjustable instruments tied to a variable market interest rate. Fair value approximates carrying value.

OFF-BALANCE SHEET COMMITMENTS--Commitments include commitments to purchase and originate mortgage loans and are generally of a short-term nature. The fair value of such commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The Bank currently does not charge a commitment fee; accordingly, no value has been assigned to the Bank's commitments to extend credit.


The estimated fair values of the Company's financial instruments are as follows:

                                                              1996
                                                -------------------------------
                                                CARRYING OR
                                                  NOTIONAL              FAIR
SEPTEMBER 30                                       AMOUNT               VALUE
-------------------------------------------------------------------------------

ASSETS
   Cash and cash equivalents                       $630,921            $630,921
   Interest-bearing deposits                        484,161             484,161
   Investment securities available for sale       5,083,268           5,083,268
   Investment securities held to maturity           367,866             373,706
   Loans, net                                    22,481,246          22,219,775
   Interest receivable                              146,105             146,105
   Stock in FHLB                                    318,300             318,300

LIABILITIES
   Deposits                                      20,149,937          20,053,531
   Long-term debt                                 5,615,992           5,595,764
   Interest payable                                   9,904               9,904

OFF-BALANCE SHEET ASSETS (LIABILITIES)
   Commitments to extend credit                           0                   0


*  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company:

                             CONDENSED BALANCE SHEET
SEPTEMBER 30                                                  1996                    1995
-----------------------------------------------------------------------------------------------
ASSETS
   Cash on deposit                                        $   224,776             $   148,576
   Investment securities available for sale                   504,610                 752,351
   Investment in subsidiary                                 3,016,095               2,936,730
   Other assets                                               132,408                 174,100
                                                          -----------             -----------

         Total assets                                     $ 3,877,889             $ 4,011,757
                                                          ===========             ===========

LIABILITIES                                               $    27,628             $    17,169

STOCKHOLDERS' EQUITY                                        3,850,261               3,994,588
                                                          -----------             -----------

         Total liabilities and stockholders' equity       $ 3,877,889             $ 4,011,757
                                                          ===========             ===========


                          CONDENSED STATEMENT OF INCOME

YEAR ENDED SEPTEMBER 30                                            1996             1995
--------------------------------------------------------------------------------------------
Equity in earnings of subsidiary                                $ 182,378        $ 229,576
Parent company income                                              24,674           31,937
                                                                ---------        ---------

Net Income                                                      $ 207,052        $ 261,513
                                                                =========        =========

                        CONDENSED STATEMENT OF CASH FLOWS

SEPTEMBER 30                                                       1996             1995
-------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                   $ 207,052        $ 261,513
   Equity in earnings of subsidiary                               (52,378)        (229,576)
   Investment securities accretion                                 (4,613)          (3,606)
   Investment securities gains                                     (1,345)
   Change in
      Other assets                                                  8,705          (12,175)
      Other liabilities                                            10,459           17,169
   Amortization of MRP                                             19,971           14,978
                                                                ---------        ---------
                                                                  187,851           48,303
                                                                ---------        ---------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale           171,345
   Purchases of securities held to maturity                                       (748,745)
   Proceeds from maturities of securities held to maturity        100,000
   Proceeds from ESOP payments                                     26,987           53,975
                                                                ---------        ---------
                                                                  298,332         (694,770)
                                                                ---------        ---------

FINANCING ACTIVITIES
   Purchase of MRP stock                                                           (99,854)
   Purchase of treasury stock                                    (342,548)
   Cash dividends                                                 (67,435)
                                                                ---------        ---------
                                                                 (409,983)         (99,854)
                                                                ---------        ---------

NET CHANGE IN CASH                                                 76,200         (746,321)
CASH, BEGINNING OF YEAR                                           148,576          894,897
                                                                ---------        ---------

CASH, END OF YEAR                                               $ 224,776        $ 148,576
                                                                =========        =========


IMPACT OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR IMPAIRMENT OF LOANS. In 1993 the Financial Accounting Standards Board ("FASB") issued SFAS No. 114("SFAS 114") entitled "Accounting by Creditors for Impairment of a Loan." The purpose of SFAS 114 is to eliminate inconsistencies in the accounting amoung different types of creditors for loans with similar collection problems by requiring a single method of measuring impaired loans. Formally restructured loans and loans evaluated as groups or pools of homogeneous loans (e.g., single family residences) are excluded from SFAS 114. In October, 1994, FASB issued SFAS No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 118 amends the disclosure requirements in SFAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognized interest income related to those impaired loans. The Company adopted SFAS 114 and 118 as of October 1, 1995. Management does not anticipate such adoption will have a material impact on the earnings or financial condition of the Company.

ACCOUNTING FOR CERTAIN SECURITIES. In 1993, FASB issued SFAS No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities must be classified as trading securities or securities available for sale and are carried at their market value. The unrealized gains and losses on securities available for sale are to be excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized gains and losses on trading securities are to be included in earnings. The statement became effective for fiscal years beginning after December 15, 1993. SFAS 115 was adopted by the Company on October 1, 1994. At that date, investment securities with carrying value of $1.6 million were reclassified as available for sale. This reclassification resulted in a net decrease in equity of $35,000.

On November 28, 1994, the FDIC changed its policy relating to the treatment of unrealized gains and losses on securities available for sale in accordance with SFAS 115. Under the new policy, unrealized gains and losses are excluded for purposes of calculating regulatory capital. The change in FDIC policy resulted in an increase in regulatory capital of approximately $65,000 and $85,000 at September 30, 1996 and 1995, respectively.

On November 15, 1995, the FASB issued its Special Report for SFAS No. 115, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report provides that, concurrent with the initial adoption of this implementation guidance buy no later than December 31, 1995, an enterprise may reassess the appropriateness of the classification of all securities held at that time and account for any resulting reclassification at fair value. Reclassification from the held to maturity category that result from this one-time reassessment (which must be made on a single date) will not call into question the intent of an enterprise to hold debt securities to maturity in the future. In accordance with such Special Report, on December 31, 1995, the Company transferred certain securities included in its held to maturity portfolio which, at the date of transfer, had a carrying value and fair value of $2.1 million to its available for sale portfolio.


DISCLOSURES ABOUT FINANCIAL INSTRUMENTS. In 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement defines derivative financial instruments as futures, swaps, option contracts or other financial instruments with similar characteristics and is effective for the Company's September 30, 1995 financial statements. The Company has not entered into these types of contracts and accordingly, management believes that the adoption of this Statement will not have a material impact on the financial statements of the Company.

ACCOUNTING FOR LONG LIVED ASSETS. In 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those aspects to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for the Company on October 1, 1996. Management believes that the adoption of the Statement will not have a material impact on the earnings or financial statements of the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this Statement has been adopted. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994.

In November 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 was applied to the Company for its fiscal year ending September 30, 1995. SOP 93-6 requires the application of its guidance for shares acquired by ESOPs after December 31, 1992, but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 will, among other things, change the measure of compensation expense recorded by employers for leverged ESOPs from the cost of ESOP shares to the fair value of ESOP shares. Under SOP 93-6 the Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company's ESOP shares differ from the cost of such shares, this differential is charged or credited to equity. Employers with internally leveraged ESOPs do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt as a liability. See "Management of the Bank-Benefit Plans - Employee Stock Ownership Plan and Trust."


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company will file with the Securities and Exchange Commission a definitive proxy statement for the 1997 Annual Meeting of Stockholders, to be held January 7, 1997 no later than 120 days after the close of its fiscal year ended September 30, 1996 (the "Proxy Statement"). The information required by this item is incorporated by references from the Proxy Statement.

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the relevant period ending September 30, 1996.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by references from the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        The Index to Exhibits Appears at page 42 of this Report.

(b)     Reports on Form 8-K
        None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TSB FINANCIAL, INC.

Date: December 1, 1996                  By: ___________________________________
                                            Richard A. Jameson
                                            President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


Signature                         Title                        Date
---------                         -----                        ----

/s/ Roland E. Hoffman             Director                     December 1, 1996
-----------------------------
Roland E. Hoffman


/s/ Richard A. Jameson            President and Director       December 1, 1996
-----------------------------
Richard A. Jameson


/s/ Ben A. Miller                 Director                     December 1, 1996
-----------------------------
Ben A. Miller


/s/ James D. Petrov               Director                     December 1, 1996
-----------------------------
James D. Petrov


/s/ Dan Steiner, Jr.              Director                     December 1, 1996
-----------------------------
Dan Steiner, Jr.


/s/ Donald L. Swigert             Director                     December 1, 1996
-----------------------------
Donald L. Swigert


/s/ Richard D. Wartick            Chairman of the Board        December 1, 1996
-----------------------------     and Director
Richard D. Wartick


Exhibit No.         Description         Incorporated by Reference to       Filed in this report  Sequential Page No.

   3.1         Certificate of Incor-    Exhibit 3.1 to the Registration
               poration of TSB          Statement of TSB Financial, Inc.
               Financial, Inc.          on Form SB-1, File No. 33-76222

   3.2         Bylaws of TSB            Exhibit 3.2 to the Registration
               Financial, Inc.          Statement of TSB Financial, Inc.
                                        on Form SB-1, File No. 33-76222

   4.1         Revised Specimen         Exhibit 4.1(a) to the Registration
               Stock Certificate        Statement of TSB Financial, Inc.
               of TSB Financial,        on Form SB-1, File No. 33-76222.
               Inc. (See also
               Articles VII, X, XI
               and XVII of Exhibit 3.1
               and Articles III, X and XI of
               Exhibit 3.2)

  10.1         TSB Financial, Inc.      Exhibit A to the Proxy Statement
               Inc. 1994 Stock          included as Exhibit 99.1 to the
               Option                   1994 Annual Report on Form 10-KSB

  10.2         Form of Stock Option     Exhibit 10.2 to the Registration
               Agreement for use in     Statement of TSB Financial, Inc.
               connection with the      on Form SB-1, File No. 33-76222.
               TSB Financial, Inc.
               1994 Stock Option
               Plan.

  10.3         Change of Control        Exhibit 10.3(a) to the Registration
               Agreement between        Statement of TSB Financial, Inc.
               TSB Financial, Inc.      on Form SB-1, File No. 33-76222
               and Richard A. Jameson

  10.4         TSB Financial, Inc.      Exhibit 10.4 to the Registration
               Employee Stock           Statement of TSB Financial, Inc.
               Ownership Plan           on Form SB-1, File No. 33-76222

  10.5         TSB Financial, Inc.      Exhibit 10.5 to the Registration
               Employee Stock           Statement of TSB Financial, Inc.
               Ownership Plan           on Form SB-1, File No. 33-76222
               Trust Agreement

  10.6         TSB Financial, Inc.      Exhibit B to the Proxy Statement
               Management Reten-        included as Exhibit 99.1 to the 1994
               tion Plan and Trust      Annual Report on Form 10-KSB

  13.1         TSB Financial, Inc.                                                   X
               1996 Annual Report
               to Stockholders is
               furnished for the
               information of the
               Commission and is
               not deemed to be
               "filed" as a part
               of this Form 10-KSB,
               except for portions
               incorporated by
               reference herein.

  21.1         Subsidiary of the        Exhibit 21.1 to the Registration
               Resigtrant               Statement of TSB Financial, Inc.
                                        on Form SB-1, File No. 33-76222

  99.1         TSB Financial, Inc.      Schedule 14A of TSB Financial, Inc.
               Proxy Statement for the  Proxy Statement for the 1997 Annual
               1997 Annual Meeting to   Meeting filed on December 6, 1996.
               be held January 7, 1997

  27.1         Financial Data Schedule                                               X

