Form 10QSB
period 1996-12-31
TSB FINANCIAL INC
filed 1997-02-14
CIK 920107

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

__X__    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

           For the quarterly period ended December 31, 1996

______   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ______________

                         Commission file number: 0-24598

                               TSB Financial, Inc.
        (Exact name of small business issuer as specified in its charter)


                     Delaware                           37-1325942
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                   100 South Sampson, Tremont, Illinois 61568
                    (Address of principal executive offices)

                                 (309) 925-2511
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

269,875 shares of the registrant's common stock, par value $.01 per share, were outstanding at January 31, 1997.




                              TSB FINANCIAL, INC.

                               Table of Contents

                                                                      Page
                                                                      ----

PART I. FINANCIAL INFORMATION

    Item 1.     Financial Statements                                    3

    Item 2.     Management's Discussion and Analysis                    7
                    of Plan of Operation

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                       12

    Item 2.     Changes in Securities                                   12

    Item 3.     Defaults Upon Senior Securities                         12

    Item 4.     Submission of Matters to a Vote of Security Holders     12

    Item 5.     Other Information                                       12

    Item 6.     Exhibits and Reports on Form 8-K                        12

    SIGNATURES                                                          13




PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

TSB Financial, Inc. and Subsidiary -- Note to Consolidated  Financial Statements


Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, the consolidated financial statements of TSB Financial, Inc. (the "Company") and subsidiary at December 31, 1996 and September 30,1996 and for the three month periods ended December 31, 1996 and 1995 include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                     December 31     September 30
                                                         1996            1996
                                                     ------------    ------------
Assets
  Cash                                               $    223,881    $    290,585
  Short-term interest bearing deposits                    581,112         340,336
                                                     ------------    ------------
    Total cash and cash equivalents                       804,993         630,921
  Interest-bearing deposits                               388,926         484,161
  Investment securities available for sale              2,610,456       2,606,422
  Investment securities held to maturity -
    approximate market value $312,276 and $310,768        305,937         306,037
  Mortgage-backed securities available for sale         2,452,860       2,476,846
  Mortgage-backed securities held to maturity -
    approximate market value $62,511 and $62,938           61,522          61,829
  Loans, net                                           23,418,685      22,481,246
  Premises and equipment                                  189,251         200,316
  Federal Home Loan Bank of Chicago stock, at cost        318,300         318,300
  Other assets                                            230,271         244,000
                                                     ------------    ------------
    Total Assets                                     $ 30,781,201    $ 29,810,078
                                                     ------------    ------------


Liabilities
  Deposits                                           $ 21,093,952    $ 20,149,937
  Short-term borrowings                                 5,613,583       5,615,992
  Advances by borrowers for taxes and insurance            86,934          60,340
  Other liabilities                                        86,905         193,323
                                                     ------------    ------------
    Total Liabilities                                $ 26,881,374    $ 26,019,592
                                                     ------------    ------------


Stockholders' Equity
  Preferred Stock                                               0               0
    Authorized and unissued-200,000 shares
  Common Stock, $.01 par value
    Authorized-550,000 shares
    Issued and outstanding-269,875 shares                   2,699           2,699
  Capital surplus                                       2,218,894       2,218,894
  Retained earnings-substantially restricted            2,221,713       2,159,413
  Treasury stock - 26,987 shares                         (342,548)       (342,548)
  Net unrealized (loss)/gain on securities
       available for sale                                 (12,828)        (48,129)
  Unearned compensation related to ESOP and MRP          (188,103)       (199,843)

  Total stockholders' equity                            3,899,827       3,790,486
                                                     ------------    ------------

    Total Liabilities and Stockholders' Equity       $ 30,781,201    $ 29,810,078
                                                     ------------    ------------

See note to consolidated financial statements




                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


Three Months Ended December 31                      1996       1995
                                                  --------   --------
Interest Income
  Loans                                           $447,532   $331,575
  Mortgage-backed securities                        44,310     44,969
  Interest-bearing deposits                          9,310     22,541
  Investment securities                             54,159     41,307
                                                  --------   --------
Total interest income                              555,311    440,392
                                                  --------   --------

Interest Expense
  Deposits                                         243,578    213,302
  Borrowings                                        83,891     20,089
                                                  --------   --------
Total interest expense                             327,469    233,391

Net Interest Income                                227,842    207,001
  Provision for losses on loans                      4,500      3,000
                                                  --------   --------

Net Interest Income after provision                223,342    204,001
  for losses on loans

Other Income
  Loan fees and service charges                      7,022     15,830
  Other income                                      11,721      6,417
                                                  --------   --------
Total other income                                  18,743     22,247
                                                  --------   --------

Other Expense
  Salaries and employee benefits                    77,963     77,579
  Net occupancy expense                              6,939      5,331
  Equipment expense                                 13,694      4,909
  Deposit insurance expense                              0     10,711
  Computer services expense                         10,268      9,059
  Office supplies expense                            3,173      6,865
  Advertising promotion expense                      3,867      4,510
  Other expense                                     36,873     33,032
                                                  --------   --------
Total other expense                                152,777    151,996
                                                  --------   --------

Income before Income tax                            89,308     74,252
  Income tax expense                                27,008     24,581
                                                  --------   --------

Net Income                                        $ 62,300   $ 49,671
                                                  --------   --------

Per Share Data
  Assuming no dilution
    Net income                                    $   0.28   $   0.20
                                                  --------   --------
    Average number of shares                       219,817    242,888
  Assuming full dilution
    Net income                                    $   0.25   $   0.17
                                                  --------   --------
    Average number of shares                       251,192    296,863

See note to consolidated financial statements



                       TSB FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

Three Months Ended December 31                                   1996           1995
                                                              -----------    -----------
Operating Activities
  Net Income                                                  $    62,300    $    49,671
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                       4,500          3,000
    Premium and discount amortization, net                             30         (1,266)
    Depreciation                                                   11,400          3,900
    Allocation of ESOP shares                                       6,747          6,747
    Amortization of MRP                                             4,993          4,993
    Change in:
      Interest receivable                                          (8,125)         5,688
      Interest payable and other liabilities                       12,403        (24,586)
      Prepaid expense and other assets                              3,669         39,610
      Accrued FDIC insurance premium                             (118,821)             0
                                                              -----------    -----------
      Net cash provided by operating activities               $   (20,904)   $    87,757

Investing Activities
  Net change in interest-bearing deposits                          95,235        (94,834)
  Purchases of securities available for sale                            0       (458,383)
  Purchases of securities held to maturity                              0        350,000
  Proceeds from maturities of securities available for sale        30,578          1,206
  Proceeds from paydowns of mortgage-backed
    securities available for sale                                  42,936         79,293
  Purchases of mortgage-backed securities held to maturity              0       (765,567)
  Proceeds from paydowns of mortgage-backed securities
    held to maturity                                                  301         25,954
  Net changes in loans                                           (941,939)      (312,367)
  Purchase of premises and equipment                                 (335)       (52,089)
                                                              -----------    -----------
    Net cash provided (used) by investing activities          $  (773,224)   $(1,226,787)

Financing Activities
  Net change in deposits                                          944,015        737,319
  Proceeds from FHLB advances                                           0      1,000,000
  Repayment of FHLB advances                                       (2,409)             0
  Net change in advances by borrowers for
    taxes and insurance                                            26,594         33,749
  Cash dividends                                                        0              0
      Net cash provided (used) by financing activities            968,200      1,771,068

Net Change in Cash and Cash Equivalents                           174,072        632,038

Cash and Cash Equivalents, Beginning of Period                    630,921        948,047
                                                              -----------    -----------

Cash and Cash Equivalents, End of Period                      $   804,993    $ 1,580,085

Additional Cash Flows and Supplementary Information
  Interest Paid                                               $   244,064    $   238,668
  Income tax paid                                                       0              0

See note to consolidated financial statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

The Company is a one-bank holding company with Tremont Savings Bank (the "Bank") as its wholly-owned subsidiary. The Bank converted from a mutual state savings bank to a stock state savings bank on September 30, 1994 and issued 100% of its stock to the Company. The fiscal year end of the Company is September 30th.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS
ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995.

For the first quarter of fiscal year 1997, the Company reported net earnings of $62,300 or $0.28 per share, which represented a 25.4% increase in net earnings over the same three month period in fiscal 1996. The primary reason for this increase was a 10.1% rise in net interest income coupled with only a 0.5% rise in overhead expenses.

Total interest income for the three months ended December 31, 1996 was $555,311, a 26.1% increase over the $440,392 reported for the three months ended December 31, 1995. This increase was achieved primarily through a $115,957 rise in interest income on loans, from $331,575 to $447,532, comparing the quarters ended December 31, 1995 and December 31, 1996, respectively. Net loans, the Company's main focus of investment activity, rose over 37%, from $17.0 million on December 31, 1995 to $23.4 million on December 31, 1996. Interest income on interest bearing deposits declined from $22,541 for the three month period ended December 31, 1995 to $9,310 for the same period ended December 31, 1996. This $13,231 decline was offset, however, by a $12,852 increase in interest income from investment securities.

Income from sources such as late payment fees, checking account fees, license sticker sales and commissions on credit insurance products declined slightly, from $22,247 for the quarter ended December 31,1995 to $18,743 for the quarter ended December 31, 1996, a 15.8% decrease. The decline is attributable to declines in customer service charges of approximately $8,800 being offset by increases in commissions and other income of approximately $5,300.

Due to the Bank's enhanced use of Federal Home Loan Bank advances during the last year, as well as almost 4.7% growth in deposits over the last three months, interest expense increased 40.3%, from $233,391 for the three months ended December 31, 1995 to $327,469 for the three months ended December 31, 1996. Interest expense on the borrowed funds was $20,089 for the quarter ended December 31, 1995 and rose to $83,891 for the period ended December 31, 1996 as management attempted to effectively leverage the Company's strong capital position through the use of FHLB advances which increased from $2.0 million at December 31,1995 to $5.6 million at December 31,1996.

The Company's total of other expenses rose only 0.5%, from $151,996 to $152,777 when comparing the quarters ended December 31, 1995 and 1996, respectively. Categories that experienced the largest changes were equipment expense, which increased $8,785 from $4,909 to $13,694 for the respective periods due to increased depreciation expense incurred by the Bank's investment in new computers in June of 1996; and occupancy expense, which rose to $6,939 for the quarter ended December 31,1996 from $5,331 for the quarter ended December 31, 1995 mainly because of rising costs of certain telecommunications support systems. Other expense, which includes items such as audit services, examination fees and certain dues and education expenses rose 11.6% or $3,841, from $33,032 for the three month period ended December 31, 1995 to $36,873 for the same period ended December 31, 1996 due to general cost increases. These increases were essentially offset by the decline in deposit insurance expense, due to the premium rate reduction created by recent regulatory developments recapitalizing the Savings Association Insurance Fund ("SAIF") of FDIC along with a refund of the quarterly premium for the quarter ended December 31, 1996, which effectively reduced the Bank's deposit insurance expense to zero for the quarter, a savings of $10,711 from the same period a year ago.

Income tax expense rose 9.9%, from $24,581 for the three months ended December 31, 1995 to $27,008 for the three months ended December 31, 1996. The effective tax rate dropped from 33% to 30% when comparing the respective periods.

Primary earnings per share rose to $ 0.28 for the first quarter of fiscal 1997 from $ 0.20 for the first quarter of fiscal 1996. Fully diluted earnings per share for the quarter, taking into account certain deferred incentive compensation award plans, went from $ 0.17 in fiscal 1996 to $ 0.25 in fiscal 1997.


FINANCIAL CONDITION

For the first quarter of fiscal 1997, the Company grew in total assets by approximately a million dollars or 3.4%, from $29.8 million at September 30, 1996 to $30.8 million at December 31, 1996. This result was a indicative of management's continued growth pursuits that were initiated following the mutual to stock conversion in late 1995.

Cash and cash equivalents grew 27.6%, from $630,921 at September 30, 1996 to $804,993 at December 31, 1996. This increase was due to management's plan to rebuild liquidity during the seasonal lull in mortgage loan demand.

Net loans grew from $22.5 million to $23.4 million from September 30, 1996 to December 31, 1996, attributable mainly to consumer loan growth, as mortgage loan demand typically drops off somewhat during the months of October, November and December.

The Company's total investment securities portfolio remained stable, increasing only $3,934 or 0.1%. This includes securities classified "Available for Sale" as well as those classified "Held to Maturity". No new securities were purchased during the quarter.

The Company's mortgage-backed securities portfolio, which includes both MBSs held to maturity and those available for sale, increased to $23,480,207 at December 31, 1996 from $22,543,075 at September 30, 1996, or 4.2%. This increase was primarily attributable to an increase in the market value of those mortgage-backed securities that are available for sale.

The Company's investment in Federal Home Loan Bank stock remained constant at $318,300 during the quarter as the Company's need for additional borrowed funds was diminished. Borrowings declined only slightly,due to regular amortization of principal on a portion of the advances, reducing the total outstanding less than 1%, remaining at $5.6 million.

A 5.0% increase was reported in deposit accounts, from $20.1 million on September 30, 1996 to $21.1 million on December 31, 1996. The Bank created and offered a variety of special certificates of deposit as well as actively marketing basic checking accounts in stimulating this growth. Management will continue to monitor the effectiveness of these programs to fund anticipated rising loan demand during the next quarter.

An increase of $26,594, or 44.1%, was reflected in the balances of borrower's escrow accounts for taxes and insurance, bringing the total to $86,934 at December 31, 1996. This is directly related to the increase in mortgage lending activity as well as borrowers taking advantage of the Bank's discount rate incentive program option which encourages escrow deposits.

Other liabilities reflected a 55.1% decline, from $193,323 at September 30, 1996 to $86,905 at December 31, 1996. The primary difference in this account was the accrual at September 30, 1996 of $119,000 for the SAIF special assessment that was not recognized as an expense until paid in November 1996.

On December 31, 1996, stockholders' equity stood at $3,899,827, a 2.8% increase over the $3,790,486 reported on September 30, 1996. Contributing to these increases were net earnings for the period of $62,300 and a decrease in net unrealized gains or losses on securities classified "Available for Sale" of $35,301. Total stockholders' equity is calculated as follows for December 31, 1996:


Stockholders' Equity, September 30, 1996                                     $3,790,486

Decrease in unearned compensation                                                11,740

Change in net unrealized gains/(losses) on securities available for sale         35,301

Net Income                                                                       62,300
                                                                             ----------

Stockholders' Equity, December 31, 1996                                      $3,899,827




                       TSB FINANCIAL, INC. AND SUBSIDIARY


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

             There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.      Changes in Securities                                       None

Item 3.      Defaults Upon Senior Securities                             None

Item 4.      Submission of Matters to a Vote of Security Holders         None

Item 5.      Other Information                                           None

Item 6.      Exhibits and Reports on Form 8-K                            None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                TSB FINANCIAL, INC.

                Date:  February 12,1997       By: /s/ Richard A Jameson
                                                  ------------------------------
                                                  Richard A Jameson, President