Form 10QSB
period 1997-03-31
TSB FINANCIAL INC
filed 1997-05-12
CIK 920107

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to __________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

269,875 shares of the registrant's common stock, par value $.01 per share, were outstanding at May 8, 1997.


                              TSB FINANCIAL, INC.

                               Table of Contents

                                                                       Page
PART I. FINANCIAL INFORMATION

    Item 1.     Financial Statements                                     3

    Item 2.     Management's Discussion and Analysis                     9
                        of Plan of Operation

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                       14

    Item 2.     Changes in Securities                                   14

    Item 3.     Defaults Upon Senior Securities                         14

    Item 4.     Submission of Matters to a Vote of Security Holders     14

    Item 5.     Other Information                                       14

    Item 6.     Exhibits and Reports on Form 8-K                        14

    SIGNATURES                                                          15


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

In the opinion of management, the consolidated financial statements of TSB Financial, Inc. (the "Company") and subsidiary at March 31, 1997 and September 30,1996 and for the three month and six month periods ended March 31, 1997 and 1996 include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                  Consolidated Statement of Financial Condition
                                   (Unaudited)

                                                                      March               September
                                                                      1997                   1996
Assets
  Cash                                                           $    349,096         $    290,585
  Short-term interest bearing deposits                                836,311              340,336
                                                                 ------------         ------------
    Total cash and cash equivalents                                 1,185,407              630,921
  Interest-bearing deposits                                           290,968              484,161
  Investment securities available for sale                          2,059,353            2,606,422
  Investment securities held to maturity -
    approximate market value $309,374 and $310,768                    305,839              306,037
  Mortgage-backed securities available for sale                     2,323,602            2,476,846
  Mortgage-backed securities held to maturity -
    approximate market value $51,348 and $62,938                       50,237               61,829
  Loans, net                                                       23,737,985           22,481,246
  Premises and equipment                                              178,853              200,316
  Federal Home Loan Bank of Chicago stock, at cost                    318,300              318,300
  Other assets                                                        252,903              244,000
                                                                 ------------         ------------
    Total Assets                                                 $ 30,703,447         $ 29,810,078
                                                                 ------------         ------------


Liabilities
  Deposits                                                       $ 21,725,162         $ 20,149,937
  Short-term borrowings                                             4,861,082            5,615,992
  Advances by borrowers for taxes and insurance                       121,519               60,340
  Other liabilities                                                   120,989              193,323
                                                                 ------------         ------------
    Total Liabilities                                            $ 26,828,752         $ 26,019,592
                                                                 ------------         ------------

Stockholders' Equity
  Preferred Stock                                                           0                    0
    Authorized and unissued- 200,000 shares
  Common Stock, $.01 value
    Authorized- 550,000 shares
    Issued and outstanding- 269,875 shares                              2,699                2,699
    Capital surplus                                                 2,218,894            2,218,894
    Retained earnings-substantially restricted                      2,232,191            2,159,413
    Treasury stock - 26,987 shares                                   (342,548)            (342,548)
    Net unrealized loss/gain on securities
       available for sale                                             (60,177)             (48,129)
  Unearned compensation related to ESOP and MRP                      (176,364)            (199,843)

  Total stockholders' equity                                        3,874,695            3,790,486
                                                                 ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 30,703,447         $ 29,810,078
                                                                 ------------         ------------


        See note to consolidated financial statements


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31               1997          1996

Interest Income
  Loans                                 $468,862     $347,623
  Mortgage-backed securities              43,001       51,467
  Interest-bearing deposits               15,800       19,256
  Investment securities                   48,522       52,425
                                         -------      -------
Total interest income                    576,185      470,771

Interest Expense
  Deposits                               251,057      216,864
  Borrowings                              76,459       35,756
                                         -------      -------
Total interest expense                   327,516      252,620

Net Interest Income                      248,669      218,151
  Provision for losses on loans            4,500        3,000
                                         -------      -------

Net Interest Income after Provision      244,169      215,151
  for losses on loans

Other Income
  Loan fees and service charges            7,916       16,504
  Other income                            27,535        6,901
                                         -------      -------
Total other income                        35,451       23,405

Other Expense
  Salaries and employee benefits          81,624       73,053
  Net occupancy expense                    6,116        4,960
  Equipment expense                       13,337        8,378
  Deposit insurance expense                3,244       10,558
  Computer services                       12,482       15,029
  Office supplies                          5,539        5,399
  Advertising & promotion                  3,680        3,804
  Other expense                           46,066       35,333
                                         -------      -------
Total other expense                      172,088      156,514

Income before Income Tax                 107,532       82,042
  Income Tax expense                      36,332       27,739
                                         -------      -------

Net Income                              $ 71,200     $ 54,303

PER SHARE DATA
  Assuming no dilution
    Net income                          $   0.32     $   0.23
    Average number of shares             220,222      237,919
  Assuming full dilution
    Net income                          $   0.28     $   0.21
    Average number of shares             251,884      263,825


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

SIX MONTHS ENDED MARCH 31                     1997           1996

  Interest Income
  Loans                                 $  916,394     $  679,198
  Mortgage-backed securities                87,311         96,436
  Interest-bearing deposits                 25,110         41,797
  Investment securities                    102,681         93,732
                                        ----------     ----------
Total interest income                    1,131,496        911,163

Interest Expense
  Deposits                                 494,635        430,166
  Borrowings                               160,350         55,845
                                        ----------     ----------
Total interest expense                     654,985        486,011

Net Interest Income                        476,511        425,152
  Provision for losses on loans              9,000          6,000
                                        ----------     ----------

Net Interest Income after Provision        467,511        419,152
  for losses on loans

Other Income
  Loan fees and service charges             14,938         32,334
  Other income                              39,256         13,318
                                        ----------     ----------
Total other income                          54,194         45,652

Other Expense
  Salaries and employee benefits           159,587        150,632
  Net occupancy expense                     13,055         10,291
  Equipment expense                         27,031         13,287
  Deposit insurance expense                  3,244         21,269
  Computer services                         22,750         24,088
  Office supplies                            8,712         12,264
  Advertising & promotion                    7,547          8,314
  Other expense                             82,939         68,365
                                        ----------     ----------
Total other expense                        324,865        308,510

Income before Income Tax                   196,840        156,294
  Income Tax expense                        63,340         52,320
                                        ----------     ----------

Net Income                              $  133,500     $  103,974

Per Share Data
  Assuming no dilution
    Net income                          $     0.61     $     0.44
    Average number of shares               220,222        237,919
  Assuming full dilution
    Net income                          $     0.53     $     0.39
    Average number of shares               251,884        263,825



                       TSB FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

        SIX MONTHS ENDED MARCH 31                                     1997                 1996
        -------------------------                                     ----                 ----
Operating Activities
  Net Income                                                    $   133,500         $   103,974
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Provision for loan losses                                         9,000               6,000
    Premium and discount amortization, net                          (10,775)               (150)
    Depreciation                                                     22,800              11,300
    Allocation of ESOP shares                                        13,494              13,494
    Amortization of MRP                                               9,985               9,985
    Change in:
      Interest receivable                                             7,524             (11,074)
      Interest payable and other liabilities                         46,487             (35,138)
      Prepaid expense and other assets                              (10,720)            (30,677)
      Accrued FDIC insurance premium                               (118,821)                  0
                                                                -----------         -----------
      Net cash provided by operating activities                 $   102,474         $    67,714


Investing Activities
  Net change in interest-bearing deposits                           193,193            (186,184)
  Purchases of securities available for sale                              0          (1,458,383)
  Proceeds from maturities of securities held to maturity                 0             450,000
  Proceeds from maturities of securities available for sale         542,222               2,878
  Proceeds from paydowns of mortgage-backed
    securities available for sale                                   151,035             221,307
  Purchases of mortgage-backed securities held to maturity                0            (765,567)
  Proceeds from paydowns of mortgage-backed securities
    held to maturity                                                 11,366              58,666
  Net changes in loans                                           (1,265,739)         (1,762,568)
  Purchase of premises and equipment                                   (837)            (79,883)
  Purchase of FHLB of Chicago Stock                                       0             (14,700)
    Net cash provided (used) by investing activities              ($368,760)        ($3,534,434)


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

SIX MONTHS ENDED MARCH 31                                         1997             1996
-------------------------                                         ----             ----
Financing Activities
  Net change in deposits                                     1,575,225        1,886,119
  Proceeds form FHLB advances                                        0        1,750,000
  Repayment of FHLB advances                                  (754,910)               0
  Net change in advances by borrowers for
    taxes and insurance                                         61,179           68,090
  Cash dividends                                               (60,722)         (67,435)
  Purchase of stock                                                  0         (233,875)
      Net cash provided (used) by financing activities         820,772        3,402,899

Net Change in Cash and Cash Equivalents                        554,486          (63,821)

Cash and Cash Equivalents, Beginning of Period                 630,921          948,047
                                                           -----------      -----------

Cash and Cash Equivalents, End of Period                   $ 1,185,407      $   884,226

Additional Cash Flows and Supplementary Information
  Interest Paid                                            $   658,263      $   488,708
  Income tax paid                                                    0           54,336


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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

         For the three months ended March 31, 1997, net income for the Company increased to $71,200, a 31.1% improvement over the $54,303 reported for the same period ended March 31, 1996. The primary reason for the increase was interest income on net loans, reflective of rising market rates, as well as the Company's growing consumer loan portfolio.

         Total interest income was up 22.4%, from $470,771 for the period ended March 31, 1996 to $576,185 for the period ended March 31, 1997. As mentioned, interest on loans was the sole contributor to this improvement, rising from $347,623 for the three months ended March 31, 1996 to $468,862 for the three months ended March 31, 1997. This $121,239 increase, or 34.9%, represented the only category of interest-bearing assets to show an increase in income. Combined income from mortgage backed securities, interest-bearing deposits, and investment securities showed a slight decline of $15,285, or 14.2% when comparing the quarters ended March 31, 1996 and March 31, 1997. This decline was a result of the Company's focus on investing in new loans along with scheduled principal reductions on certain securities.

         During the quarter ended March 31, 1997, the Company sold an investment security, realizing a gain of $14,649 on the transaction. That gain was a substantial factor in the $20,634, or 51.5% increase in other income. Income from loan fees and service charges declined 52.0% or $8,588, from $16,504 for the three months ended March 31, 1996 to $7,916 for the same period ended March 31, 1997. This decrease was attributed to a reduction in overdraft fees and late loan payment fees. Other income, including the gain on the sale of securities, rose from $6,901 for the three months ended March 31, 1996 to $27,353 for the three months ended March 31, 1997.

         An increase of 29.7%, or $74,896, was reported in the Company's total interest expense when comparing the quarters ended March 31, 1996 and March 31, 1997. As market rates on certificate renewals rose during the year, the Company's interest expense on deposit accounts reflected an increase of 15.8%, from $216,864 for the three month period ended March 31, 1996 to $251,057 for the same period ended March 31, 1997. Deposit growth could not fully support the increased demand for Company funds, so the Company increased its borrowings from the Federal Home Loan Bank of Chicago during the past year and incurred an increase of $40,703 in interest expense on borrowed funds, from $35,756 for the three months ended March 31, 1996 to $76,459 for the three months ended
March 31, 1997.

         As it does on a regular basis as management deems appropriate, the Company made a provision for potential loan losses of $4,500 during the quarter ended March 31, 1997, a 50.0% increase over the $3,000 reserved during the quarter ended March 31, 1996. Management felt this increase was prudent given the increase in consumer loans and the higher level of risk associated with that type of loan.

         Other expenses, which encompass such items as compensation expense, equipment expense, occupancy expense, deposit insurance expense and data processing expense rose from $156,514 for the three months ended March 31, 1996 to $172,088 for the three months ended March 31, 1997. The major contributing factors were an 11.7% increase in compensation expense because of regular wage increases and hiring of a new employee, a 59.2% increase in equipment expense due to the increased depreciation expense resulting primarily from new computer equipment and a drive- up ATM, a 69.3% decrease in deposit insurance expense as a result of legislation passed in September 1996 that reduced premiums for all well-managed thrift institutions, and, finally, a 30.4% increase in miscellaneous expense as a result of certain startup costs incurred with new technological products the Company has either begun offering to customers or will soon offer.

         The Company's income tax expense for the quarter ended March 31, 1997 increased 31.0% to $36,332 from $27,739 for the same period ended March 31, 1996. The effective tax rate remained stable at approximately 34%.

         The quarterly primary earnings per share was reported at $.32 based on a weighted average of 220,222 outstanding shares, a 39% increase over the $.23 per share reported for the same quarter in 1996. Fully diluted earnings per share, which takes into account unexercised options, was reported at $.28 per share on 251,884 shares outstanding compared to $.21 per share a year ago.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

         For the six month period ended March 31, 1997, the Company's net income rose $29,526, or 28.4%, to $133,500 from $103,974 reported for the six month period ended March 31, 1996. Interest income from a significantly larger loan portfolio was primarily responsible for this increase. The rise in interest income was offset somewhat by increased interest expense on deposits and borrowings.

         The Company's income from interest on loans rose 34.9%, from $679,198 for the six months ended March 31, 1996 to $916,394 for the same period ended March 31, 1997. Management directly attributes this improvement to loan origination volume and the growth in consumer loans carrying higher interest rates. Income from interest on mortgage-backed securities, based on a total portfolio that declined because of scheduled principal reductions, dropped 9.5%, from $96,436 to $87,311 for the six month periods ended March 31, 1996 and March 31, 1997, respectively. Due to maturities during the period reducing the Company's holdings, interest income on deposit accounts dropped from $41,797 for the six month period ended March 31, 1996 to $25,110 for the six month period ended March 31, 1997. The resulting total interest income for the period ended March 31, 1997 rose 24.2%, or $220,333 over the same period a year ago.

         Largely as a result of the gain on the sale of an investment security, the Company experienced an increase in other income of $8,542, from $46,652 for the six months ended March 31, 1996 to $54,194 for the six months ended
March 31, 1997.

         Growing deposits and borrowed funds needed to meet loan demand caused the Company's interest expense to rise 34.8% when comparing the six month periods ending March 31, 1996 and March 31, 1997. Interest on deposits rose from $430,166 to $494,635, or 15.0% for the periods indicated, but as the Company used readily-accessible advances from the Federal Home Loan Bank of Chicago, the largest increase, from $55,845 to $160,350, was reported in interest expense on borrowed funds. Management continues to assess the costs and accessibility of borrowed funds compared to lower cost, slower growing deposit accounts.

         In efforts to provide funds for the Company to draw on in the event of loan losses and write offs, management reserved $9,000 during the six month period ended March 31, 1997 compared to $6,000 reserved during the six month period ended March 31, 1996. The assessment process is continual, and is dependent on a number of factors including the types of loans being originated. Management felt this increase was prudent given the increase in consumer loans and the higher level of risk associated with that type of loan.

         Equipment expense, due to depreciation expenses resulting from computer enhancements and the new ATM, went from $13,287 to $27,031 when comparing the six months ended March 31, 1996 to the six months ended March 31, 1997, while other miscellaneous expense rose $14,574 when comparing the same periods. These increases were offset somewhat by decreases in office supply expense of $3,552 and in deposit insurance premiums of $18,025. Overall, total other expense increased 5.3%, or $16,355, from $308,510 to $324,865 when comparing the quarterly periods ended March 31, 1996 and March 31, 1997, respectively.

         For the six months ended March 31, 1997, income tax expense, reflective of the higher level of income, rose 21.1%, to $63,340 from the $52,320 reported for the six months ended March 31, 1996.

         Primary earnings per share were reported at $.61 for the first half of fiscal year 1997, compared to $.44 per share for the first half of fiscal year 1996, representing a 39% increase. Assuming full dilution caused by unexercised options, earnings per share for the six months ended March 31, 1997 was $.53 compared to $.39 for the same period ended March 31, 1996.


FINANCIAL CONDITION

         The first half of fiscal year 1997 revealed 3.0% growth in total assets, from $29.8 million at September 30, 1996 to $30.7 million at March 31, 1997. Management attributes this sustained growth to increases in net loans and in cash and cash equivalents. The Company continued to emphasize lending, especially consumer lending, and also felt the need to hold some assets in cash to meet liquidity needs. Net loans grew 5.6%, or almost $1.3 million, from $22.5 million at September 30, 1996 to $23.7 million at March 31, 1997. The Company has continued to promote home loans and consumer loans as its primary products. During the quarter ended March 31, 1997, the Company began actively promoting its Treasure Chest account, a home equity line of credit for existing home loan customers.

         As the Company monitored its liquidity needs for purposes such as funding loans and repurchasing stock, management strove to increase cash and cash equivalents to gain flexibility. On March 31, 1997, cash and cash equivalents had risen to $1,185,407, an 87.5% increase over the $630,921 reported on September 30, 1996. A major contributor to this growth was the sale of an investment security that also caused a drop in total investment securities of $547,069, or 21.0%, from $2,606,422 at September 30, 1996 to $2,059,353 at
March 31, 1997.

         Mortgage-backed securities, due to regular principal amortization, were reduced from $2,538,675 on September 30,1996 to $2,373,839 on March 31, 1997.

         Deposit gathering has become increasingly competitive in the thrift industry and in the Company's market area. Through the offering of certificate of deposit specials and free checking accounts, however, the Company showed an increase in deposits from September 30, 1996 to March 31, 1997 of $1,575,225, or 7.8%. The Company paid off some of its Federal Home Loan Bank advances in the first half of fiscal year 1997, reducing borrowings of $5,615,992 on September 30, 1996 by 13.4%, to $4,861,082 on March 31, 1997.

         Due to an escrow option offered by the Company that allowed borrowers a slight discount on their loan rate, deposits for borrower's taxes and insurance increased from $60,340 on September 30, 1996 to $121,519 on March 31, 1997.

         The resulting total liabilities grew slightly, from $26.0 million at September 30, 1996 to $26.8 million at March 31, 1997.

         On March 31, 1997, stockholders' equity was $3,874,695, or $84,209, 2.2% greater than the $3,790,486 reported on September 30, 1996. Unearned compensation related to the Company's Management Retention Plan and Employee Stock Option Plan changed by $23,479, from $199,843 on September 30, 1996 to $176,364 on March 31, 1997 due to regularly scheduled vesting of employee and director shares under these plans while net unrealized losses on securities available for sale increased by $12,048 to $60,177 on March 31, 1997 from the $48,129 reported on September 31, 1996 due to a decline in market values on securities. The Company paid a dividend in January, 1997 of $.25 per share for a total distribution of $60,722. Stockholders' equity as of March 31, 1997 was reported as follows:

         Stockholders' Equity as of September 30, 1996     $ 3,790,486
         Decrease in unearned compensation                      23,479
         Net income                                            133,500
         Increase in net unrealized losses on
          securities available for sale                        (12,048)
         Dividends paid                                        (60,722)
                                                           ------------
         Stockholders' Equity as of March 31, 1997         $ 3,874,695

RECENT REGULATORY DEVELOPMENTS

         Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

         Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

         At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its bank subsidiary.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES, LITIGATION REFORM ACT OF
1995

         This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

Item 2.  Changes in Securities                              None

Item 3.  Defaults Upon Senior Securities                    None

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 7, 1997, the Company held its annual meeting of stockholders. At the meeting, Roland E Hoffman and James D. Petrov were elected to serve as Class III directors (term expires in 2000). Continuing as Class I directors (term expires in 1998) are Ben A. Miller, Richard D. Wartick and Donald L. Swigert. Continuing as Class II directors (term expires in 1999) are Richard A.Jameson and Dan Steiner, Jr.

         The stockholders also voted to ratify the appointment of the Company's auditors.

         There were 242,888 issued and outstanding shares of common stock at the time of the annual meeting. The voting on the following items presented at the annual meeting was as follows:

         Election of Directors        Votes For   Withheld

         Roland E. Hoffman            197,392         400
         James D. Petrov              197,392         400

         Ratification of Auditors
         Geo. S. Olive, LLC           194,792       3,000

Item 5.  Other Information                          None

Item 6.  Exhibits and Reports on Form 8-K           None


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                TSB FINANCIAL, INC.

                Date: May 8,1997        By:  /S/____________________________
                                                   Richard A Jameson, President