Form 10QSB
period 1997-06-30
TSB FINANCIAL INC
filed 1997-08-05
CIK 920107

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

         For the quarterly period ended June 30, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

269,875 shares of the registrant's common stock, par value $.01 per share, were outstanding at August 1, 1997.

                              TSB FINANCIAL, INC.

                               TABLE OF CONTENTS

                                                                          Page
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements                                      3

    Item 2.       Management's Discussion and Analysis                      8
                      of Plan of Operation

PART II. OTHER INFORMATION

    Item 1.       Legal Proceedings                                         13

    Item 2.       Changes in Securities                                     13

    Item 3.       Defaults Upon Senior Securities                           13

    Item 4.       Submission of Matters to a Vote of Security Holders       13

    Item 5.       Other Information                                         13

    Item 6.       Exhibits and Reports on Form 8-K                          13

    SIGNATURES                                                              14

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

In the opinion of management, the consolidated financial statements of TSB Financial, Inc. (the "Company") and subsidiary at June 30, 1997 and September 30,1996 and for the three month and nine month periods ended June 30, 1997 and 1996 include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)


THREE MONTHS ENDED JUNE 30               1997        1996

Interest Income
  Loans                                $486,739    $431,169
  Mortgage-backed securities             41,205      49,937
  Interest-bearing deposits              16,193      13,510
  Investment securities                  41,078      59,678
                                       --------    --------
Total interest income                   585,215     554,294
                                       --------    --------

Interest Expense
  Deposits                              255,204     221,012
  Borrowings                             73,569      53,194
                                       --------    --------
Total interest expense                  328,773     274,206
                                       --------    --------

Net Interest Income                     256,442     280,088
  Provision for losses on loans           4,500       3,000
                                       --------    --------

Net Interest Income after Provision     251,942     277,088
  for losses on loans

Other Income
  Loan fees and service charges           9,122      16,573
  Other income                            9,009       7,714
                                       --------    --------
Total other income                       18,131      24,287
                                       --------    --------

Other Expense
   Salaries and employee benefits        87,636      86,125
   Net occupancy expense                  5,860       5,667
  Equipment expense                      13,215       8,902
  Deposit insurance expense               3,410      10,989
  Computer services                      12,438      17,728
  Office supplies                         3,499       1,348
  Advertising promotion                   5,445       7,952
  Other expense                          30,320      27,764
                                       --------    --------
Total other expense                     161,823     166,475
                                       --------    --------

Income before Income Tax                108,250     134,900
  Income Tax expense                     36,250      47,100
                                       --------    --------

Net Income                             $ 72,000    $ 87,800
                                       --------    --------

Per Share Data
  Assuming no dilution
    Net income                         $   0.31    $   0.39
    Average number of shares            230,337     225,128
  Assuming full dilution
    Net income                         $   0.29    $   0.32
    Average number of shares            251,788     278,138

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)


NINE MONTHS ENDED JUNE 30                 1997          1996

Interest Income
  Loans                                $1,403,133    $1,110,367
  Mortgage-backed securities              128,516       146,373
  Interest-bearing deposits                41,303        55,307
  Investment securities                   143,759       153,410
                                       ----------    ----------
Total interest income                   1,716,711     1,465,457
                                       ----------    ----------

Interest Expense
  Deposits                                749,839       651,178
  Borrowings                              233,919       109,039
                                       ----------    ----------
Total interest expense                    983,758       760,217
                                       ----------    ----------

Net Interest Income                       732,953       705,240
  Provision for losses on loans            13,500         9,000
                                       ----------    ----------

Net Interest Income after Provision       719,453       696,240
  for losses on loans

Other Income
  Loan fees and service charges            24,060        48,907
  Other income                             48,265        21,032
                                       ----------    ----------
Total other income                         72,325        69,939
                                       ----------    ----------

Other Expense
   Salaries and employee benefits         247,223       236,757
   Net occupancy expense                   18,915        15,958
  Equipment expense                        40,246        22,189
  Deposit insurance expense                 6,654        32,258
  Computer services                        35,188        41,816
  Office supplies                          12,211        13,612
  Advertising promotion                    12,992        16,266
  Other expense                           113,259        96,129
                                       ----------    ----------
Total other expense                       486,688       474,985
                                       ----------    ----------

Income before Income Tax                  305,090       291,194
  Income Tax expense                       99,590        99,420
                                       ----------    ----------

Net Income                             $  205,500    $  191,774
                                       ----------    ----------

Per Share Data
  Assuming no dilution
    Net income                         $     0.89    $     0.82
    Average number of shares              229,809       234,824
  Assuming full dilution
    Net income                         $     0.82    $     0.67
    Average number of shares              252,070       286,774

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                  Consolidated Statement of Financial Condition
                                   (Unaudited)

                                                          JUNE 30        SEPTEMBER 30
                                                            1997             1996

Assets
  Cash                                                 $    383,787     $    290,585
  Short-term interest bearing deposits                      747,853          340,336
                                                       ------------     ------------
    Total cash and cash equivalents                       1,131,640          630,921
  Interest-bearing deposits                                 290,733          484,161
  Investment securities available for sale                1,765,635        2,606,422
  Investment securities held to maturity -
    approximate market value $311,392 and $310,768          305,739          306,037
  Mortgage-backed securities available for sale           2,279,412        2,476,846
  Mortgage-backed securities held to maturity -
    approximate market value $51,197 and $62,938             49,972           61,829
  Loans, net                                             23,993,447       22,481,246
  Premises and equipment                                    172,331          200,316
  Federal Home Loan Bank of Chicago stock, at cost          243,100          318,300
  Other assets                                              590,723          244,000
                                                       ------------     ------------
    Total Assets                                       $ 30,822,732     $ 29,810,078
                                                       ------------     ------------

Liabilities
  Deposits                                             $ 21,826,963     $ 20,149,937
  Short-term borrowings                                   4,858,657        5,615,992
  Advances by borrowers for taxes and insurance              35,755           60,340
  Other liabilities                                         125,277          193,323
                                                       ------------     ------------
    Total Liabilities                                  $ 26,846,652     $ 26,019,592
                                                       ------------     ------------

Stockholders' Equity
  Preferred Stock                                                 0                0
    Authorized and unissued- 200,000 shares
  Common Stock, $.01 value
    Authorized- 550,000 shares
    Issued and outstanding- 269,875 shares                    2,699            2,699
    Capital surplus                                       2,218,894        2,218,894
    Retained earnings-substantially restricted            2,304,191        2,159,413
    Treasury stock - 28,257 and 26,987 shares              (360,011)        (342,548)
    Net unrealized loss/gain on securities
       available for sale                                   (25,069)         (48,129)
  Unearned compensation related to ESOP and MRP            (164,624)        (199,843)

  Total stockholders' equity                              3,976,080        3,790,486
                                                       ------------     ------------

    Total Liabilities and Stockholders' Equity         $ 30,822,732     $ 29,810,078
                                                       ------------     ------------
See note to consolidated financial statements


                       TSB FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


NINE MONTHS ENDED JUNE 30                                           1997            1996
Operating Activities
  Net Income                                                    $   205,500     $   191,774
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                        13,500           9,000
    Premium and discount amortization, net                           (9,449)            535
    Depreciation                                                     34,200          19,700
    Allocation of ESOP shares                                        20,241          20,241
    Amortization of MRP                                              14,978          14,978
    Change in:
      Interest receivable                                            10,363         (19,169)
      Interest payable and other liabilities                         50,775         (16,570)
      Prepaid expense and other assets                             (368,965)        (37,835)
      Accrued FDIC insurance premium                               (118,821)              0
                                                                -----------     -----------
      Net cash provided by operating activities                 $  (147,678)    $   182,654

Investing Activities
  Net change in interest-bearing deposits                           193,428        (185,950)
  Purchases of securities available for sale                              0      (1,458,383)
  Proceeds from maturities of securities held to maturity                 0         450,000
  Proceeds from maturities of securities available for sale         864,529           4,234
  Proceeds from paydowns of mortgage-backed
    securities available for sale                                   218,607         368,257
  Purchases of mortgage-backed securities available for sale              0        (765,567)
  Proceeds from paydowns of mortgage-backed securities
    held to maturity                                                 11,628          58,952
  Net changes in loans                                           (1,525,701)     (3,294,093)
  Purchase of premises and equipment                                 (6,215)        (86,714)
  Purchase of FHLB of Chicago Stock                                  75,200         (20,700)
                                                                -----------     -----------
    Net cash provided (used) by investing activities            ($  168,524)    ($4,929,964)

Financing Activities
  Net change in deposits                                          1,677,026       1,501,744
  Proceeds form FHLB advances                                             0       3,000,000
  Repayment of FHLB advances                                       (757,335)              0
  Net change in advances by borrowers for
    taxes and insurance                                             (24,585)         (7,836)
  Cash dividends                                                    (60,722)        (67,435)
  Purchase of stock                                                 (17,463)       (235,750)
                                                                -----------     -----------
      Net cash provided (used) by financing activities          $   816,921     $ 4,190,723

Net Change in Cash and Cash Equivalents                             500,719        (556,587)

Cash and Cash Equivalents, Beginning of Period                      630,921         948,047
                                                                -----------     -----------

Cash and Cash Equivalents, End of Period                        $ 1,131,640     $   391,460

Additional Cash Flows and Supplementary Information
  Interest Paid                                                 $   991,219     $   735,477
  Income tax paid                                                    41,000          88,136


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

The Company is a one-bank holding company with Tremont Savings Bank (the "Bank") as its wholly-owned subsidiary. The Bank converted from a mutual state savings bank to a stock state savings bank on September 30, 1994 and issued 100% of its stock to the Company. The fiscal year end of the Company is September 30th.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

         For the three months ended June 30, 1997, net income for the Company decreased to $72,000, an 18.0% change from the $87,800 reported for the same period ended June 30, 1996. The primary reason for the decrease was interest expense on deposits and borrowings, reflective of rising market rates.

         Total interest income was up 5.6%, from $554,294 for the quarter ended June 30, 1996 to $585,215 for the same period ended June 30, 1997. Interest on loans was the major contributor to this improvement, rising from $431,169 for the three months ended June 30, 1996 to $486,739 for the three months ended June 30, 1997. This $55,570 increase, or 12.9%, together with a small increase of $2,683 in interest income on interest-bearing deposits, represented the only categories of interest-bearing assets to show an increase. Combined income from mortgage-backed securities and investment securities showed a decline of $27,332, or 24.9%, when comparing the quarters ended June 30, 1996 and June 30, 1997. This decline was a result of the Company's focus on investing in new loans instead of securities, along with scheduled principal reductions on certain securities.

           Income from loan fees and service charges declined 45.0% or $7,451, from $16,573 for the three months ended June 30, 1996 to $9,122 for the same period ended June 30, 1997. This decrease was attributed to a reduction in overdraft fees and late loan payment fees. Other income rose from $7,714 for the three months ended June 30, 1996 to $9,009 for the three months ended June 30, 1997.

         An increase of 19.9%, or $54,567, was reported in the Company's total interest expense when comparing the quarters ended June 30, 1996 and June 30, 1997. As market rates on certificate renewals rose during the year, the Company's interest expense on deposit accounts reflected an increase of 15.5%, from $221,012 for the three month period ended June 30, 1996 to $255,204 for the same period ended June 30, 1997. Deposit growth could not fully support the increased demand for funds, so the Company increased its borrowings from the Federal Home Loan Bank of Chicago during the past year and incurred an increase of $20,375 in interest expense on borrowed funds, from $53,194 for the three months ended June 30, 1996 to $73,569 for the three months ended June 30, 1997.

         As it does on a regular basis as management deems appropriate, the Company made a provision for potential loan losses of $4,500 during the quarter ended June 30, 1997, a 50.0% increase over the $3,000 reserved during the quarter ended June 30, 1996. Management felt this increase was prudent given the increase in consumer loans and the higher level of risk associated with that type of loan.

         Other expenses, which encompass such items as compensation expense, equipment expense, occupancy expense, deposit insurance expense and data processing expense dropped from $166,475 for the three months ended June 30, 1996 to $161,823 for the three months ended June 30, 1997. The major contributing factors were a $5,290, or 29.8%, decrease in data processing expense due to the increased efficiencies gained following the data center conversion a year ago and a $7,579, or 69.0%, decrease in deposit insurance expense as a result of legislation passed in September 1996 that reduced premiums for all well-managed thrift institutions.

         The Company's income tax expense for the quarter ended June 30, 1997 decreased 23.0% to $36,250 from $47,100 for the same period ended June 30, 1996. The effective tax rate remained stable at approximately 34%.

         The quarterly primary earnings per share was reported at $0.31 based on a weighted average of 230,337 outstanding shares, a 20% decrease from the $0.39 per share reported for the same quarter in 1996. Fully diluted quarterly earnings per share, which takes into account unallocated MRP and ESOP shares, was reported at $0.29 per share on 251,788 shares outstanding compared to $0.32 per share a year ago.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

         For the nine month period ended June 30, 1997, the Company's net income rose $13,726, or 7.2%, to $205,500 from $191,774 reported for the nine month period ended June 30, 1996. Interest income from a significantly larger loan portfolio was primarily responsible for this increase. The rise in interest income was offset somewhat by increased interest expense on deposits and borrowings.

         The Company's income from interest on loans rose 26.4%, from $1,110,367 for the nine months ended June 30, 1996 to $1,403,133 for the same period ended June 30, 1997. Management attributes this improvement to loan origination volume and the growth in consumer loans carrying higher interest rates. Income from interest on mortgage-backed securities, based on a total portfolio that declined because of scheduled principal reductions, dropped 12.2%, from $146,373 to $128,516 for the nine month periods ended June 30, 1996 and June 30, 1997, respectively. Due to maturities during the period which reduced the Company's holdings, interest income on deposit accounts dropped from $55,307 for the nine month period ended June 30, 1996 to $41,303 for the nine month period ended June 30, 1997. The resulting total interest income for the period ended June 30, 1997 rose 17.2%, or $251,254, over the same period a year ago.

         Largely as a result of the gain on the sale of an investment security, the Company experienced an increase in other income of $27,233, from $21,032 for the nine months ended June 30, 1996 to $48,265 for the nine months ended June 30, 1997.

         Growing deposits and borrowed funds needed to meet loan demand caused the Company's total interest expense to rise 29.4% when comparing the nine month periods ending June 30, 1996 and June 30, 1997. Interest on deposits rose from $651,178 to $749,839, or 15.2% for the periods indicated. The largest increase, from $109,039 to $233,919, was reported in interest expense on borrowed funds as the Company increasingly used advances from the Federal Home Loan Bank of Chicago, . Management continues to assess the costs and accessibility of borrowed funds compared to lower cost, slower growing deposit accounts.

         In efforts to provide funds for the Company to draw on in the event of loan losses and write offs, management reserved $13,500 during the nine month period ended June 30, 1997 compared to $9,000 reserved during the nine month period ended June 30, 1996. The assessment process is continual, and is dependent on a number of factors including the types of loans being originated. Management felt this increase was prudent given the increase in consumer loans and the higher level of risk associated with that type of loan.

           Equipment expense, due to depreciation expenses resulting from equipment and facility enhancements, went from $22,189 to $40,246 when comparing the nine months ended June 30, 1996 to the nine months ended June 30, 1997, while other miscellaneous expense rose $17,130 when comparing the same periods. These increases were offset somewhat by decreases in computer services expense of $6,628 and in deposit insurance premiums of $25,604. Overall, total other expense increased only 2.5%, or $11,703, from $474,985 to $486,688 when comparing the nine month periods ended June 30, 1996 and June 30, 1997, respectively.

         For the nine months ended June 30, 1997, income tax expense remained stable at $99,590 compared to $99,420 reported for the nine months ended June 30, 1996.

         Primary earnings per share were reported at $0.89 for the first nine months of fiscal year 1997, compared to $0.82 per share for the first nine months of fiscal year 1996, representing a 9% increase. Assuming full dilution, earnings per share for the nine months ended June 30, 1997 was $0.82 compared to $0.67 for the same period ended June 30, 1996.


FINANCIAL CONDITION

         The first nine months of fiscal year 1997 revealed 3.4% growth in total assets, from $29.8 million at September 30, 1996 to $30.8 million at June 30, 1997. Management attributes this sustained growth to increases in net loans and in cash and cash equivalents. The Company continued to emphasize lending, especially consumer lending, and also felt the need to hold some assets in cash to meet liquidity needs. Net loans grew 6.7%,or over $1.5 million, from $22.5 million at September 30, 1996 to $24.0 million at June 30, 1997. The Company has continued to promote home loans and consumer loans as its primary products. Since the first of the year the Company began actively promoting its Treasure Chest account, a home equity line of credit for existing home loan customers.

         As the Company monitored its liquidity needs for purposes such as funding loans and repurchasing stock, management strove to increase cash and cash equivalents to gain flexibility. On June 30, 1997, cash and cash equivalents had risen to $1,131,640, a 79.4% increase over the $630,921 reported on September 30, 1996. A major contributor to this cash growth was a sale of an investment security and maturity of others that also caused a drop in total investment securities of $841,085, or 29.0%, from $2,912,,459 at September 30, 1996 to $2,071,374 at June 30, 1997.

         Mortgage-backed securities, due to regular principal amortization, were reduced from $2,538,675 on September 30,1996 to $2,329,384 on June 30, 1997.

         Other assets rose from $244,000 at September 30, 1996 to $590,723 at June 30, 1997 as a result of the Company's investment of $350,000 in a supplemental retirement and death benefit plan for certain executives and directors. The amount of the annual benefit is indexed to the financial performance of an insurance policy owned by the Company over a selected opportunity rate and is designed to increase each year with a minimal effect on the Company's earnings while providing a valuable benefit for retaining and attracting key personnel.

         Deposit gathering has become increasingly competitive in the thrift industry and in the Company's market area. Through the offering of certificate of deposit specials and free checking accounts, however, the Company showed an increase in deposits from September 30, 1996 to June 30, 1997 of $1,677,026, or 8.3%. The Company repaid some of its Federal Home Loan Bank advances in the first nine months of fiscal year 1997, reducing borrowings of $5,615,992 on September 30, 1996 by 13.5%, to $4,858,657 on June 30, 1997.

         Advances by borrowers for taxes and insurance decreased from $60,340 on September 30, 1996 to $35,755 on June 30, 1997 due to the disbursements to pay annual real estate taxes. Other liabilities decreased from $193,323 to $125,277 when comparing the same respective dates.

         The resulting total liabilities grew slightly, from $26.0 million at September 30, 1996 to $26.8 million at June 30, 1997.

         On June 30, 1997, stockholders' equity was $3,976,080, or $185,594, 4.9% greater than the $3,790,486 reported on September 30, 1996. The Company repurchased 1,270 shares of common stock during the nine months ended June 30, 1997. Unearned compensation related to the Company's Management Retention Plan and Employee Stock Option Plan changed by $35,219, from $199,843 on September 30, 1996 to $164,624 on June 30, 1997 due to regularly scheduled vesting of employee and director shares under these plans while net unrealized losses on securities available for sale declined by $23,060 to $25,069 on June 30, 1997 from the $48,129 reported on September 30, 1996 due to a rise in market values on securities. Stockholders' equity as of June 30, 1997 was reported as follows:

         Stockholders' Equity as of September 30, 1996       $3,790,486
         Treasury stock purchased                               (17,463)
         Decrease in unearned compensation                       35,219
         Net income                                             205,500
         Decrease in net unrealized losses on
          securities available for sale                          23,060
         Dividends paid                                         (60,722)
                                                             ----------
         Stockholders' Equity as of June 30, 1997            $3,976,080

RECENT REGULATORY DEVELOPMENTS

     The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiary.

     Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.


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

ACCOUNTING CHANGES

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share", which supercedes APB No. 15, "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options , warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after 12/15/97. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirement of SFAS 128 for the three months and the nine months ended June 30, 1997 and June 30, 1996, earnings per common share and earnings per share-assuming dilution would have been unchanged from the amounts presented in the accompanying financial statements.



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


                  TSB FINANCIAL, INC.

                  Date: August 1,1997        By: /S/____________________________
                                                 Richard A Jameson, President