Form 10KSB40
period 1997-09-30
TSB FINANCIAL INC
filed 1997-12-18
CIK 920107

[LOGO] TREMONT SAVINGS BANK



                                                                   December 1997

Dear Shareholder,

Happy Holidays from all of us at TSB Financial, Inc. and Tremont Savings Bank.
I am pleased and proud to present you with our 1997 Annual Report. This report reflects our operations and financial condition for the year ended September 30, 1997.

For the fiscal year ended September 30, 1997, the Company reported earnings of $289,486 or $1.27 per share of outstanding common stock. The book value of a share of TSB Financial, Inc. on September 30, 1997 was $17.07 compared to $15.61 a year ago. As recently as last month there were shares being traded at $16.00. We are proud to share this information with you and hope you feel as good about your investment in the Company as we do.

Again this year, the Board of Directors has voted to pay a $.25 per share dividend to all shareholders as of November 26, 1997. This dividend will be paid on January 9, 1998.

The big news for the Company and the Bank is the acquisition of a branch banking center in Stanford, Illinois from Magna Bank. We agreed to purchase this facility and the accounts associated with it this past fall and will begin operations there around December 20th. I can't tell you how excited we are about the prospects for developing our customer base in eastern Tazewell and western McLean Counties. We are confident that our hometown banking experience and style will be a benefit to customers and shareholders alike.

As a cost controlling measure, this annual report consists primarily of a portion of Form 10-KSB (not including exhibits and schedules), which is a required annual filing with the U.S. Securities and Exchange Commission.

I want to thank you for your interest and investment in the Company. A special thank you goes to those of you who are customers of the Bank. Please stop by or call me if you ever have questions or comments regarding our Bank or Company. Also, remember to watch for announcements about our grand opening in Stanford sometime next month.

Best Regards,


/s/ Richard A. Jameson
Richard A. Jameson
President

                     DIRECTORS OF THE COMPANY AND THE BANK
                             AS OF DECEMBER 1, 1997

          ROLAND E. HOFFMAN                            JAMES D. PETROV
               Farmer                             Cofounder, Petrov-Watkins
                                                          Insurance

          RICHARD A. JAMESON                           DAN STEINER, JR.
    President, TSB Financial, Inc.          Carpenter, Jerry Kaiser Construction
   President, Tremont Savings Bank

             BEN A. MILLER                            DONALD L. SWIGERT
  Tremont Township Road Commissioner               Owner, Tremont Super Valu

                               RICHARD D. WARTICK
                          Pharmacist, Tremont Pharmacy


                        OFFICERS OF THE COMPANY AND BANK
                             AS OF DECEMBER 1, 1997

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

            JANE M. HINMAN                             ROLAND E. HOFFMAN
               Secretary                           Vice Chairman of the Board

                              STOCK TRANSFER AGENT

                       Inquiries regarding stock transfer,
                   registration, lost certificates or changes
                    in name and address should be directed to
                    the stock transfer agent and registrar by
                                    writing:

                         First Bankers Trust Co., N.A.
                                 1201 Broadway
                             Quincy, Illinois 62301

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[x]    Annual report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 (Fee required) for the fiscal year ended September 30, 1997

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to _______________

       Commission file number 0-24598.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $289,486.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of October 1, 1997 was approximately $3,336,314. As of said date, the Issuer had 228,124 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Part III of Form 10-KSB-Proxy statement for annual meeting of stockholders to be held in 1998.

                              TSB FINANCIAL, INC.

                               Table of Contents

                                                                            Page

PART I. GENERAL INFORMATION

    Item 1.     Description of business                                       5

    Item 2.     Description of Property                                       6

    Item 3.     Legal Proceedings                                             6

    Item 4.     Submission of Matters to a Vote of Security Holders           6

PART II.        OTHER INFORMATION

    Item 5.     Market  for Common Equity and  Related                        7
                    Stockholder Matters

    Item 6.     Management's Discussion and Analysis of                       8
                    Plan of Operation

    Item 7.     Financial  Statements                                         14

    Item 8.     Changes in and Disagreements with Accountants                 37

PART III.

    Item 9.     Section 16(a) Compliance                                      38

    Item 10.    Executive Compensation                                        39

    Item 11.    Ownership by Related Persons                                  39

    Item 12.    Related Transactions and Relationships                        39

    Item 13.    Exhibits and Reports on Form 8-K                              39

SIGNATURES                                                                    40

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

The Bank is an Illinois-chartered savings bank. It was organized as an Illinois-chartered savings and loan association in 1924 and converted to an Illinois-chartered mutual savings bank in 1992. As of September 30, 1997, the Bank had total assets of $29.9 million, deposits of $21.2 million and restricted stockholder's equity of $3.9 million. The Bank has no subsidiaries.

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

The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans and, to a far lesser extent, multifamily, commercial real estate and consumer loans (including savings account loans) in the Bank's principal lending area consisting primarily of Tremont, Illinois and surrounding communities in Tazewell County, Illinois. At September 30, 1997, approximately 86.5% of the Bank's gross loan portfolio consisted of one-to-four family residential mortgage loans and the Bank's entire real estate loan portfolio consisted of loans secured by properties located in central Illinois. The Bank has established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, interest rate and credit worthiness of the borrower. The Bank's deposits are insured to the maximum allowable by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

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

The Company and the Bank have a September 30th fiscal year end and employ nine individuals. No one customer accounts for more than 10% of either the Company's or the Bank's revenues, loans or deposits.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended September 30, 1997.

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

                                        bid price          dividend paid
                                  high           low
10/1/94 -  12/31/94              $10            $8 3/4
1/1/95  -   6/30/95                9 5/8         9 1/4
7/1/95  -   9/30/95               10 5/8         9 5/8
10/1/95 -  12/31/95               11 3/8        10 5/8
 1/1/96 -   6/30/96               12 7/8        11 3/8       $.25/sh
 7/1/96 -   9/30/96               13 1/8        12 7/8
10/1/96 -   6/30/97               13 3/4        13 1/8        .25/sh
 7/1/97 -   9/30/97               14 5/8        13 3/4


 At October 1, 1997, there were approximately 266 holders of record of the Company's common stock.


The Board of Directors has the authority to declare dividends, subject to statutory and regulatory requirements. The Board of Directors currently anticipates it will pay an annual cash dividend in one annual payment, and accordingly, declared an annual dividend of $.25 per share, payable on January 9, 1998, to stockholders of record as of November 26, 1997. However, declarations of dividends and the amount of any declared dividends are subject to the discretion of the Board of Directors, and depend upon a number of factors, including, without limitation, investment opportunities available to the Company, capital requirements, regulatory limitations, the Company's financial condition and results of operations. If and when dividends are declared, the Company will probably be largely dependent upon dividends from the Bank for funds to pay dividends on the common stock.


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


ITEM 6.  MANAGEMENT 'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL


The Company is a one-bank holding company with the Bank as its wholly-owned subsidiary. The Bank converted from a mutual state savings bank to a stock state savings bank on September 30, 1994 and issued 100% of its stock to the Company. Accordingly, consolidated operations for the Company for the fiscal years ended September 30, 1997 and 1996 will be compared to the operations of the Bank for fiscal year ended September 30, 1995.




COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


For the fiscal year ended September 30, 1997, the Company reported net income of $289,486. This represents a 39.8% increase over the $207,052 reported for the fiscal year ended September 30, 1996. On a per share basis, income was reported at $1.27 for fiscal 1997 compared to $0.86 for fiscal 1996, assuming no dilution effect. The same comparison, assuming full dilution, was $1.16 and $0.80, respectively.

A major contributor to these improved results was a $152,673 reduction in deposit insurance expense, the result of removing the effect of last year's one-time special assessment to recapitalize the FDIC Savings Association Insurance Fund and the savings from the subsequent annual premium reduction. This savings more than offset increases in salaries and employee benefits, equipment expense and other expenses.


The Company's net interest income rose $22,503, or 2.3% from fiscal year 1996 to 1997. This relatively small increase was due to increases in both interest income and interest expense. Interest income rose $268,152, from $2,034,801 for the twelve months ended September 30, 1996 to $2,303,953 for the twelve months ended September 30, 1997. The major reason for this increase was a $334,246, or 21.4% increase in interest income from loans, reflecting the Bank's ongoing plan for controlled growth in lending, particularly consumer lending which offers a higher rate of interest. This increase in income more than offset the decline in interest income from investment securities, down $45,787 comparing the past two fiscal years, and interest income from mortgage-backed securities, down $20,238. The Company's total investment in these securities was reduced as funds were reallocated to provide for the growth in loans.


Total interest expense rose $245,649, or 23.0%, from $1,066,057 for the twelve months ended September 30, 1996, to $1,311,706 for the twelve months ended September 30, 1997. This increase was evenly split between interest on deposits, which rose $126,749 from fiscal 1996 to fiscal 1997 and interest on borrowings, which rose $118,900 comparing the same periods. A significant reason for this distribution was the Company's ability to attract retail deposits at a lower cost than that associated with Federal Home Loan Bank advances and channel these funds to repayment of a portion of the total borrowed funds. The final result of these activities was that net interest income rose from $986,744 reported for the fiscal year ended September 30, 1996 to $991,247 reported for the fiscal year ended September 30, 1997, as earlier mentioned, 2.3%.


With the increase in lending activity, the Company continued to accrue to a reserve account for potential loan losses. For the twelve months ended September 30, 1997, $22,500 was reserved as compared to the $13,500 reserved a year ago. Management renewed its plans for monitoring the risk associated with the type of loans being originated and making reserve allocations accordingly.


Income from sources such as loan fees, service charges, and license sticker sales declined slightly in fiscal year 1997 due in part to a reduction in annual loan origination volume from the previous fiscal year. Total fee income was $90,494 for the twelve months ended September 30, 1997 compared to $98,432 for the same period ended September 30, 1996, an 8.1% decline.

Other expenses associated with salaries, occupancy, advertising, equipment and deposit insurance reflected a 15.3% decline of $115,106, from $751,485 for fiscal year 1996 to $636,379 for fiscal year 1997. As mentioned, the major factor was a $152,673 reduction in deposit insurance premiums. Equipment expense rose from $35,486 for the twelve months ended September 30, 1996 to $50,443 for the twelve months ended September 30, 1997 due to an increase in depreciation expense associated with the Company's purchase of enhanced computer equipment over the last two years. Expense of salaries and employee benefits rose 4.6%, from $303,204 to $317,178 when comparing fiscal 1996 to fiscal 1997 as a result of regular wage and salary increases. Computer services dropped $5,166, or 9.3%, and office supplies dropped $2,188, or 13.9%, as the Company used technology to improve efficiency.


A 40.2% increase in income taxes was incurred, from $95,139 for 1996 to $133,376 for 1997 as a result of the improved income generation experienced by the Company. The effective tax rate remained stable at 31.5%.




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




COMPARISON OF FINANCIAL CONDITION AND LIQUIDITY AT SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


Total assets as of September 30, 1997 remained essentially unchanged at $29.86 million compared to $29.81 million reported as of September 30, 1996. Following last year's unprecedented growth, the Company endeavored this year to control growth, manage asset quality and concentrate on the net interest margin. The result was a slower-growing balance sheet with quality assets.


Net loans reflected this controlled growth, increasing from $22.5 million as of September 30, 1996 to $24.1 million as of September 30, 1997, a 7.4% increase. Other asset categories declined correspondingly. Cash and cash equivalents declined $77,517, or 12.3%, while interest earning deposits dropped $193,663. Investment securities were reduced from $2.9 million as of September 30, 1996 to $2.1 million as of September 30, 1997 while mortgage-backed securities experienced a similar reduction, from $2.5 million to $1.8 million when comparing the same dates. These reductions are attributable to the regular payback of principal balances as well as some regularly scheduled maturities of securities, proceeds of which were not reinvested, but rather used to fund loans and repay borrowings.


The Company's investment in stock in the Federal Home Loan Bank of Chicago dropped 19.7%, from $318,300 on September 30, 1996 to $255,400 on September 30, 1997 as the Company repaid borrowings and still met the stock ownership requirements despite the reduction of its holdings. Other assets, primarily as a result of the Company's investment in an indexed salary continuation life insurance policy, rose from $244,000 on September 30, 1996 to $542,796 on September 30, 1997.


Continuation of the Bank's efforts to attract deposits resulted in an increase in total deposits of over $1.0 million, from $20.1 million on September 30, 1996 to $21.1 million on September 30, 1997. Certain specials offered by the Bank throughout the year on certificates of deposit and checking accounts contributed to this increase. The Bank introduced Medical Savings Accounts during the year and is the only bank in Tazewell County offering this type of account.


As the Bank liquidated some investment securities and attracted new deposits, it used a portion of the funds to repay Federal Home Loan Bank advances. The $5.6 million reported on September 30, 1996 was reduced to $4.6 million on September 30, 1997, an 18% drop.

Other liabilities, which on September 30, 1996 included the accrual for the previously mentioned SAIF insurance special assessment, dropped dramatically from $193,323 to $59,996 on September 30, 1997.


On September 30, 1997, the Company's stockholders' equity was $3.9 million or 2.7% more than the previous year's $3.8 million balance. As a result of management evaluating the Company's own stock as an investment alternative in analyzing uses of the Company's funds, the Company extended its stock repurchase plan. The effect of this repurchase was to increase the Company's book value per share from $15.61 to $17.07 at September 30, 1996 and 1997, respectively. In addition, the Company paid a dividend to its shareholders for fiscal 1996. The $0.25 per share dividend resulted in a $60,722 payment to the Company's stockholders out of the Company's equity. The Company continues to exceed the minimum capital standards established by its regulators of 4.0% for leverage capital and 8.0% for risk-based capital with a leverage capital ratio of 13.0% and a risk-based capital ratio of 23.4% at September 30, 1997.


Stockholders' Equity was calculated as follows:

Stockholders' Equity as of September 30, 1996            $3,790,486
Net Income                                                  289,486
Dividends Paid                                              (60,722)
Purchase of Treasury Stock                                 (214,812)
Change in unearned compensation related
  to ESOP and MRP                                            46,958
Decrease in unrealized losses on securities                  42,236
  available for sale, net of income tax effect
                                                         ----------
Stockholders' Equity as of September 30, 1997            $3,893,632

Item 7. Financial Statements



                              TSB FINANCIAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report............................................15

Consolidated Balance Sheet .............................................16

Consolidated Statement of Income........................................17

Consolidated Statement of Changes in Stockholders' Equity...............18

Consolidated Statement of Cash Flows....................................19

Notes to Consolidated Financial Statements..............................21

[LOGO] GEO. S. OLIVE & CO. LLC

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
  Board of Directors
TSB Financial, Inc.
Tremont, Illinois

We have audited the consolidated balance sheet of TSB Financial, Inc. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of TSB Financial, Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1995.

/s/ Geo. So. Olive & Co LLC


Decatur, Illinois
October 10, 1997

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

SEPTEMBER 30                                                    1997              1996
                                                            ------------      ------------
ASSETS
   Cash and due from banks                                  $    260,344      $    290,585
   Interest-bearing demand deposits                              293,060           340,336
                                                            ------------      ------------
       Cash and cash equivalents                                 553,404           630,921
   Interest-bearing time deposits                                290,498           484,161
   Investment securities
     Available for sale                                        3,562,383         5,083,268
     Held to maturity                                            355,285           367,866
                                                            ------------      ------------
         Total investment securities                           3,917,668         5,451,134
   Loans                                                      24,259,899        22,605,870
     Allowance for loan losses                                  (124,070)         (124,624)
                                                            ------------      ------------
         Net loans                                            24,135,829        22,481,246
   Premises and equipment                                        163,448           200,316
   Federal Home Loan Bank stock                                  255,400           318,300
   Other assets                                                  542,796           244,000
                                                            ------------      ------------
         Total assets                                       $ 29,859,043      $ 29,810,078
                                                            ============      ============
LIABILITIES
   Deposits
     Noninterest bearing                                    $    442,136      $    501,552
     Interest bearing                                         20,796,166        19,648,385
                                                            ------------      ------------
         Total deposits                                       21,238,302        20,149,937
   FHLB borrowings                                             4,606,197         5,615,992
   Advances by borrowers for taxes and insurance                  60,916            60,340
   Other liabilities                                              59,996           193,323
                                                            ------------      ------------
         Total liabilities                                    25,965,411        26,019,592
                                                            ------------      ------------
STOCKHOLDERS' EQUITY
   Preferred stock
     Authorized and unissued -- 200,000 shares
   Common stock, $.01 value
     Authorized -- 550,000 shares
     Issued and outstanding-- 269,875 shares                       2,699             2,699
   Capital surplus                                             2,218,894         2,218,894
   Retained earnings                                           2,388,176         2,159,413
   Treasury stock - 41,751 and 26,087 shares                    (557,360)         (342,548)
   Net unrealized loss on securities available for sale           (5,892)          (48,129)
                                                            ------------      ------------
                                                               4,046,517         3,990,329
   Unearned compensation related to ESOP                        (107,950)         (134,938)
   Unearned compensation related to MRP                          (44,935)          (64,905)
                                                            ------------      ------------
         Total stockholders' equity                            3,893,632         3,790,486
                                                            ------------      ------------
         Total liabilities and stockholders' equity         $ 29,859,043      $ 29,810,078
                                                            ============      ============

See notes to consolidated financial statements.

                       TSB FINANCIAL, INC, AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED SEPTEMBER 30                        1997           1996            1995
                                            ----------     ----------     ----------
INTEREST INCOME
   Loans                                    $1,885,123     $1,560,363     $1,268,099
   Investment securities                       384,489        416,343        311,106
   Deposits with financial institutions         33,341         58,095         74,565
                                            ----------     ----------     ----------
         Total interest income               2,302,953      2,034,801      1,653,770
                                            ----------     ----------     ----------
INTEREST EXPENSE
   Deposits                                  1,002,943        876,194        739,831
   Federal Home Loan Bank borrowings           308,763        189,863         16,585
                                            ----------     ----------     ----------
         Total interest expense              1,311,706      1,066,057        756,416
                                            ----------     ----------     ----------
NET INTEREST INCOME                            991,247        968,744        897,354
   Provision for losses on loans                22,500         13,500         20,000
                                            ----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOSSES ON LOANS                             968,747        955,244        877,354
                                            ----------     ----------     ----------
OTHER INCOME
   Loan fees and service charges                33,801         60,297         37,566
   Net realized gains on sales of
     available-for-sale securities              20,318          9,892
   Other income                                 36,375         28,243         20,434
                                            ----------     ----------     ----------
         Total other income                     90,494         98,432         58,000
                                            ----------     ----------     ----------
OTHER EXPENSES
   Salaries and employee benefits              317,178        303,204        275,336
   Net occupancy expenses                       25,090         21,793         20,827
   Equipment expenses                           50,443         35,486         16,750
   Deposit insurance expense                    10,063        162,736         42,905
   Data processing fees                         50,435         55,601         36,428
   Advertising and promotion                    18,012         18,046         18,191
   Legal and professional fees                  42,669         44,716         54,805
   Other expenses                              122,489        109,903         85,379
                                            ----------     ----------     ----------
         Total other expenses                  636,379        751,485        550,621
                                            ----------     ----------     ----------
INCOME BEFORE INCOME TAX                       422,862        302,191        384,733
   Income tax expense                          133,376         95,139        123,220
                                            ==========     ==========     ==========
NET INCOME                                  $  289,486     $  207,052     $  261,513
                                            ==========     ==========     ==========
EARNINGS PER SHARE
   Assuming no dilution:
     Net income                             $     1.27     $     0.88     $     1.07
     Average number of shares                  228,740        234,508        243,787
   Assuming full dilution:
     Net income                             $     1.16     $     0.88     $     0.91
     Average number of shares                  250,596        259,604        287,867


See notes to consolidated financial statements.

                       TSB FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                 -------------------------------
                                                                   CAPITAL        RETAINED       TREASURY
                                     SHARES         AMOUNT         SURPLUS        EARNINGS         STOCK
------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1994                            $2,699        $2,218,894     $1,758,283
   Net income for 1995                                                               261,513
   Purchase of stock for  MRP
   Allocation of ESOP shares
   Allocation of MRP shares
Cumulative effect of change in
   method of accounting for
   securities
Net change in unrealized gain
   (loss) on securities
   available for sale
                                 ---------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1995           269,875        2,699         2,218,894      2,019,796
   Net income for 1996                                                               207,052
   Cash dividend
     ($.25 per share)                                                                (67,435)
   Allocation of ESOP shares
   Allocation of MRP shares
Net change in unrealized gain
   (loss) on securities
   available for sale
Purchase of treasury stock                                                                         (342,548)
                                 ---------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1996           269,875        2,699         2,218,894      2,159,413       (342,548)
   Net income for 1997                                                               289,486
   Cash dividend
     ($.25 per share)                                                                (60,723)
   Allocation of ESOP shares
   Allocation of MRP shares
Net change in unrealized gain
   (loss) on securities
   available for sale
Purchase of treasury stock                                                                         (214,812)
                                 ---------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997           269,875       $2,699        $2,218,894     $2,388,176      $(557,360)
                                 ===========================================================================

See notes to consolidated financial statements.


                        [WIDE TABLE CONTINUED FROM ABOVE]

                                   NET UNREALIZED
                                   GAIN (LOSS) ON      DEFERRED        DEFERRED
                                     SECURITIES      COMPENSATION    COMPENSATION
                                      AVAILABLE       RELATED TO      RELATED TO
                                      FOR SALE           ESOP             MRP             TOTAL
                                 ----------------------------------------------------------------------
BALANCES, OCTOBER 1, 1994                              $(215,900)                       $3,763,976
   Net income for 1995                                                                     261,513
   Purchase of stock for  MRP                                            (99,854)          (99,854)
   Allocation of ESOP shares                              53,975                            53,975
   Allocation of MRP shares                                               14,978            14,978
Cumulative effect of change in
   method of accounting for
   securities                         (35,383)                                             (35,383)
Net change in unrealized gain
   (loss) on securities
   available for sale                  42,034                                               42,034
                                 ---------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1995            6,651           (161,925)        (84,876)        4,001,239
   Net income for 1996                                                                     207,052
   Cash dividend
     ($.25 per share)                                                                      (67,435)
   Allocation of ESOP shares                              26,987                            26,987
   Allocation of MRP shares                                               19,971            19,971
Net change in unrealized gain
   (loss) on securities
   available for sale                 (54,780)                                             (54,780)
Purchase of treasury stock                                                                (342,548)
                                 ---------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1996          (48,129)          (134,938)        (64,905)        3,790,486
   Net income for 1997                                                                     289,486
   Cash dividend
     ($.25 per share)                                                                      (60,723)
   Allocation of ESOP shares                              26,988                            26,988
   Allocation of MRP shares                                               19,970            19,970
Net change in unrealized gain
   (loss) on securities
   available for sale                  42,237                                               42,237
Purchase of treasury stock                                                                (214,812)
                                 ---------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997          $(5,892)         $(107,950)       $(44,935)       $3,893,632
                                 =====================================================================

                        TSB FINANCIAL, INC. ND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30                                            1997            1996            1995
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                 $   289,486     $   207,052     $   261,513
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                     22,500          13,500          20,000
     Investment securities amortization
       (accretion), net                                             4,551          (6,040)         (1,090)
     Federal Home Loan Bank stock dividends                        (2,700)
     Depreciation and amortization                                 43,733          33,697          11,984
     Deferred income tax                                           33,800         (49,077)         12,909
     Investment securities (gains) losses                         (20,318)         (9,892)
     Allocation of ESOP shares                                     26,988          26,987          53,975
     Amortization of MRP                                           19,970          19,971          14,978
     Increase in cash surrender value of
       life insurance                                              (1,350)
     Change in:
       Interest receivable                                         (8,171)        (70,630)        (29,579)
       Interest payable and other liabilities                    (133,327)        115,772        (350,756)
       Prepaid expense and other assets                             5,168          28,099         (32,241)
                                                              -----------     -----------     -----------
         Net cash provided (used) by operating
            activities                                            283,030         309,439         (41,007)
                                                              -----------     -----------     -----------

INVESTING ACTIVITIES
   Net change in interest-bearing time deposits                   193,663         (89,439)        391,207
   Purchases of securities available for sale                                  (2,224,025)       (685,063)
   Proceeds from maturities of securities
     available for sale                                           424,101         446,862         275,551
   Proceeds from sales of securities available for
     sale                                                       1,177,173         818,128
   Purchases of securities held to maturity                                                    (1,301,598)
   Proceeds from maturities of securities held to maturity         11,949         519,695         122,035
   Net change in loans                                         (1,677,079)     (5,751,984)     (1,079,821)
   Purchases of premises and equipment                             (6,865)       (109,588)        (33,757)
   Purchases of Federal Home Loan Bank of
     Chicago stock                                                (12,300)       (139,000)
   Proceeds from sale of FHLB of Chicago stock                     75,200
   Purchase of life insurance                                    (350,000)
                                                              -----------     -----------     -----------
         Net cash used by investing activities                   (164,158)     (6,529,351)     (2,311,446)
                                                              -----------     -----------     -----------

                       TSB FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30                                          1997           1996             1995
--------------------------------------------------------------------------------------------------------
                                           (Continued)
FINANCING ACTIVITIES
   Net change in deposits                                    $ 1,088,365     $ 1,682,093     $   (77,665)
   Proceeds from FHLB borrowings                                 250,000       4,615,992       1,000,000
   Repayment of FHLB borrowings                               (1,259,795)                       (500,000)
   Net change in advances by borrowers for taxes
     and insurance                                                   576          14,684          (1,971)
   Purchase of MRP stock                                                                         (99,854)
   Dividends paid                                                (60,723)        (67,435)
   Purchase of treasury stock                                   (214,812)       (342,548)
                                                             -----------     -----------     -----------
         Net cash provided (used) by financing activities       (196,389)      5,902,786         320,510
                                                             -----------     -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (77,517)       (317,126)     (2,031,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     630,921         948,047       2,979,990
                                                             -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $   553,404     $   630,921     $   948,047
                                                             ===========     ===========     ===========
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                             $ 1,321,410     $ 1,061,122     $   716,243
   Income tax paid                                               132,800         121,936         124,116


See notes to consolidated financial statements.

                       TSB FINANCIAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of TSB Financial, Inc. (the "Company") and its wholly owned subsidiary, Tremont Savings Bank ("the Bank"), conform to generally accepted accounting principles and reporting practices followed by thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state thrift charter and provides full banking services. As a state-chartered thrift, the Bank is subject to regulation by the State of Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation.

The Company generates mortgage and consumer loans and receives deposits from customers located primarily in central Illinois. The Bank's loans are generally secured by specific items of collateral including real property consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in Tremont and the surrounding communities.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions and accounts.

INVESTMENT SECURITIES -- Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

At October 1,1994, investment securities with an approximate carrying value of $1,631,186 were reclassified as available for sale upon the adoption of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES. This reclassification resulted in a decrease in total stockholders' equity, net of taxes, of $35,383.

TSB FINANCIAL, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of September 30, 1997 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

EARNINGS PER SHARE have been computed based upon the average common and common equivalent shares outstanding during each year.

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SUBSEQUENT EVENTS

In October 1997, the Company received regulatory approval to acquire selected assets, primarily premises and equipment of Magna Bank, N.A.'s Stanford, Illinois facility totaling approximately $252,000 and assumed selected deposits and other liabilities totaling approximately $7,400,000. The amount of the liabilities assumed in excess of cash received and fair value of assets purchased will be recorded as core deposit and other intangibles on the consolidated balance sheet.

Also in October 1997, the Company requested and received approval from the Securities and Exchange Commission ("SEC") to "deregister" as an SEC regulated company. Accordingly, the Company will no longer be subject to SEC reporting requirements.

     INVESTMENT SECURITIES

                                                              1997
                                        -----------------------------------------------------
                                                       GROSS          GROSS
                                         AMORTIZED   UNREALIZED    UNREALIZED        FAIR
SEPTEMBER 30                               COST        GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------
Available for sale
     Federal agencies                   $1,387,747                    $(10,876)   $ 1,376,871
     State and municipal                   418,840    $  1,900          (7,343)       413,397
     Mortgage-backed securities          1,764,725      22,634         (15,244)     1,772,115
                                        ----------    --------     -----------     ----------
         Total available for sale        3,571,312      24,534         (33,463)     3,562,383
                                        ----------    --------     -----------     ----------
Held to maturity
   State and municipal                     305,640       6,421                        312,061
   Mortgage-backed securities               49,645       1,196                         50,841
                                        ----------    --------     -----------     ----------
         Total held to maturity            355,285       7,617               0        362,902
                                        ----------    --------     -----------     ----------
         Total investment securities    $3,926,597    $ 32,151     $   (33,463)    $3,925,285
                                        ==========    ========     ===========     ==========

                                                              1996
                                        -----------------------------------------------------
                                                       GROSS          GROSS
                                         AMORTIZED   UNREALIZED    UNREALIZED        FAIR
SEPTEMBER 30                               COST        GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------

Available for sale
     Federal agencies                   $1,240,028    $ 18,989     $    (7,204)    $1,251,813
     State and municipal                 1,419,884                     (65,275)     1,354,609
     Mortgage-backed securities          2,496,276      20,018         (39,448)     2,476,846
                                        ----------    --------     -----------     ----------
         Total available for sale        5,156,188      39,007        (111,927)     5,083,268
                                        ----------    --------     -----------     ----------
Held to maturity
   State and municipal                     306,037       4,731                        310,768
   Mortgage-backed securities               61,829       1,109                         62,938
                                        ----------    --------     -----------     ----------
         Total held to maturity            367,866       5,840               0        373,706
                                        ----------    --------     -----------     ----------
         Total investment securities    $5,524,054    $ 44,847     $  (111,927)    $5,456,974
                                        ==========    ========     ===========     ==========

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities held to maturity and available for sale at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                AVAILABLE FOR SALE       HELD TO MATURITY
                              ------------------------------------------------
                               AMORTIZED       FAIR     AMORTIZED      FAIR
                                 COST          VALUE       COST        VALUE
------------------------------------------------------------------------------

Within one year
One to five years                                       $  305,640  $  312,061
Five to ten years             $  819,316    $  812,151
After ten years                  987,271       978,117
                              ----------    ----------    --------    --------
                               1,806,587     1,790,268     305,640     312,061
Mortgage-backed securities     1,764,725     1,772,115      49,645      50,841
                              ----------    ----------    --------    --------
         Totals               $3,571,312    $3,562,383    $355,285    $362,902
                              ==========    ==========    ========    ========


Securities with a carrying value of $1,418,000 and $731,000 were pledged at September 30, 1997 and 1996 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 1997 and 1996 were $1,177,173 and $818,128. Gross gains of $20,318 and $15,232 and gross losses of $0 and $5,340 were realized on those sales.

There were no sales of securities during 1995.

On November 30, 1995, the Bank transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $2,146,870 and a fair value of $2,201,674. There were no securities transferred between classifications during 1997 or 1995.

     LOANS AND ALLOWANCE

SEPTEMBER 30                                            1997             1996
-------------------------------------------------------------------------------
Real estate mortgage loans
     One-to-four family                              $20,711,752    $21,263,476
     Multi-family                                        130,763        154,186
Commercial and other loans secured by real estate      1,177,646        892,803
Home equity loans                                        564,975
Consumer loans                                         2,021,542      1,607,503
                                                     -----------    -----------
                                                      24,606,678     23,917,968

Less
   Undisbursed portion of loans                          324,031      1,284,444
   Deferred loan fees                                     22,748         27,654
                                                     -----------    -----------
                                                     $24,259,899    $22,605,870
                                                     ===========    ===========

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30                         1997          1996          1995
-----------------------------------------------------------------------
Allowance for loan losses
     Balances, October 1          $ 124,624     $ 115,564     $ 110,500
     Provision for loan losses       22,500        13,500        20,000
     Recoveries on loans              3,655
     Charge-offs                    (26,709)       (4,440)      (14,936)
                                  ---------     ---------     ---------

     Balances, September 30       $ 124,070     $ 124,624     $ 115,564
                                  =========     =========     =========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans consist of the following at September 30:

YEAR ENDED SEPTEMBER 30                1997             1996             1995
--------------------------------------------------------------------------------
Mortgage loans underlying pass-through certificates

     FHLMC                           $290,634         $378,954          $564,926
                                     ========         ========          ========

The amount of impaired loans outstanding during 1997 and 1996 was not material.

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

The aggregate amount of loans to such related parties was as follows:


Balances, October 1, 1996                                 $306,035

New loans, including renewals                               26,391

Payments, etc., including renewals                         (53,816)
                                                          --------

Balances, September 30, 1997                              $278,610
                                                          ========

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PREMISES AND EQUIPMENT

SEPTEMBER 30                                     1997             1996
------------------------------------------------------------------------

Land                                        $    5,800         $   5,800
Buildings and land improvements                172,414           167,035
Furniture and equipment                        172,646           171,160
                                              --------          --------
         Total cost                            350,860           343,995
Accumulated depreciation                      (187,412)         (143,679)
                                              --------          --------

         Net                                  $163,448          $200,316
                                              ========          ========

     OTHER ASSETS AND OTHER LIABILITIES

SEPTEMBER 30                                    1997              1996
------------------------------------------------------------------------

Other assets
   Interest receivable
     Securities                               $ 49,279          $ 67,397
     Loans                                     104,997            78,708
   Deferred income tax asset                     6,646            62,203
   Cash surrender value of life insurance      351,350
   Prepaid expense and other                    30,524            35,692
                                            ----------          --------

         Total                                $542,796          $244,000
                                            ==========          ========

Other liabilities

   Interest payable on deposits               $  5,631          $  9,904
   Interest payable on borrowings               24,512            29,940
   Federal income tax payable                    3,023             2,447
   SAIF assessment payable                                       118,821
   Other                                        26,830            32,211
                                            ==========          ========

         Total                                $ 59,996          $193,323
                                            ==========          ========

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     DEPOSITS

                                                   1997             1996
                                             ------------------------------

SEPTEMBER 30                                     AMOUNT           Amount
---------------------------------------------------------------------------

Demand Deposits                               $ 3,715,115       $ 3,983,939
Savings deposits                                2,522,095         2,584,679
Certificates of $100,000 or more                2,024,851         2,034,829
Certificates                                   12,976,241        11,546,490
                                              ===========       ===========

         Total deposits                       $21,238,302       $20,149,937
                                              ===========       ===========



CERTIFICATES MATURING IN YEARS ENDING SEPTEMBER 30:               TOTAL
---------------------------------------------------------------------------

   1998                                                         $10,258,515
   1999                                                           3,476,628
   2000                                                             934,907
   2001                                                             331,042
                                                                -----------

         Total                                                  $15,001,092
                                                                ===========

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FEDERAL HOME LOAN BANK BORROWINGS

SEPTEMBER 30                                           1997             1996
------------------------------------------------------------------------------

Federal Home Loan Bank advances:
   At 5.76%; due February, 1997                                    $   750,000
   At 5.92%; due April, 1997                                         1,000,000
   At 6.32% due April, 1998                       $1,000,000
   At 6.10%; due July, 1998                        1,000,000         1,000,000
   At 6.00%; due December, 2001                    1,000,000         1,000,000
   At 5.83%; due July 2016                           356,197           365,992
Federal Home Loan Bank line of credit,
 variable rate (6.48% and 5.47% at
 September 30, 1997 and 1996)                      1,250,000         1,500,000
                                                  ============================

         Total FHLB borrowings                    $4,606,197        $5,615,992
                                                  ============================


The terms of a security agreement with the FHLB require the Bank to pledge as collateral for the borrowings and for its line of credit qualifying first mortgage loans in an amount equal to at least 160 percent of this line of credit and all stock in the FHLB.

      INCOME TAX

YEAR ENDED SEPTEMBER 30             1997             1996              1995
-----------------------------------------------------------------------------

Income tax expense
 Currently payable
   Federal                         $74,576         $118,952          $ 88,328
   State                            25,000           25,264            21,983
 Deferred
   Federal                          33,800          (49,077)           12,909
                                  -------------------------------------------

      Total income tax expense    $133,376        $  95,139          $123,220
                                  ===========================================


                                    1997             1996              1995
-----------------------------------------------------------------------------

Reconciliation of federal
 statutory to actual tax
 expense
  Federal statutory income
   tax at 34%                     $143,773         $102,745          $130,809
  Tax exempt interest              (18,139)         (18,728)          (13,794)
  Effect of state income taxes      16,500           16,674            14,509
  Other                             (8,758)          (5,552)           (8,304)
                                  -------------------------------------------

         Actual tax expense       $133,376        $  95,139          $123,220
                                  ===========================================

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 1997 and 1996, a net cumulative deferred tax asset of $6,646 and $62,203 is included in other assets. The components of the assets are as follows:

SEPTEMBER 30                                          1997              1996
-------------------------------------------------------------------------------

Differences in depreciation methods                 $(8,748)          $(12,467)
Deferred loan fees                                    9,054             11,006
Differences in accounting for loan losses             3,037            (13,651)
FHLB stock dividend                                  (6,818)            (8,927)
Unrealized loss on securities available for sale      3,036             24,793
Differences in accounting for SAIF assessment                           47,292
Deferred compensation                                 5,961             13,910
Other                                                 1,124                247
                                                    --------------------------
                                                    $ 6,646           $ 62,203
                                                    ==========================
Assets                                               22,212            $97,248
Liabilities                                         (15,566)           (35,045)
                                                    --------------------------
                                                    $ 6,646            $62,203
                                                    ==========================


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

Financial instruments whose contract amount represents credit risk as of September 30 were as follows:

                                                     1997              1996
------------------------------------------------------------------------------

Mortgage loan commitments
   At variable rates                              $  48,000          $109,375
   At fixed rates ranging from 7.5% to 10.0%        539,355           141,260

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, or other assets of the borrower.

The Company is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

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

Without prior approval of the State of Illinois law Office of Banks and Real Estate, the Bank is restricted by regulation as to the maximum amount of dividends it may pay in any fiscal year to 50 percent of its net profits for that year. In addition, the Bank is unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC or (ii) the amount required for the Bank's liquidation account. The FDIC and the Commissioner also have the authority to prohibit the payment of any dividends by the Bank if they determine that the distribution would constitute and unsafe or unsound practice.

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

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At September 30, 1997, the management of the Bank believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed this categorization.

The Bank's actual and required capital amounts (in thousands) and ratios are as follows:

                                                                1997
                                  ----------------------------------------------------------------------
                                                        REQUIRED FOR ADEQUATE         TO BE WELL
                                       ACTUAL                 CAPITAL (1)             CAPITALIZED (1)
                                  ----------------------------------------------------------------------
SEPTEMBER 30                      AMOUNT       RATIO      AMOUNT       RATIO       AMOUNT       RATIO
--------------------------------------------------------------------------------------------------------
Total risk-based capital (1)
   (to risk-weighted assets)      $3,441       23.4       $1,178        8.0        $1,472       10.0
Tier I capital (1)
   (to risk-weighted assets)       3,317       22.5          589        4.0           833        6.0
Tier I capital (1)
   (to average assets)             3,317       11.1          896        3.0         1,493        5.0


(1) As defined by regulatory agencies

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BENEFIT PLANS

The Company has a leveraged employee stock ownership plan ("ESOP"), covering substantially all of its employees. Employees age 21 and older who have completed one year of service with the Bank are eligible to participate in the ESOP. ESOP participants must have completed 1,000 hours of service and been employed on the last day of the plan year in order to receive an allocation for that plan year. Participants' benefits vest 100 percent at the end of five years of service. Vesting will be accelerated upon retirement, death or disability of the participant. Vested benefits will be payable upon retirement, death, disability or separation of service. Contributions and forfeitures will be allocated based on participant compensation.

Benefits under the ESOP will be paid in shares of Company common stock. The ESOP borrowed funds from the Company to acquire 8 percent of the common stock sold in the conversion. This loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Bank contributions and earnings on ESOP assets. Shared purchased with such loan proceeds will be held in a suspense account for allocation among participants as the loan is repaid. The Bank expects to make annual contributions to the ESOP in an amount which, at a minimum, will enable the ESOP to meet its annual debt service obligations in accordance with the loan terms. Any contributions in excess of this amount may be made at the Bank's discretion. Contributions will first be applied to repay interest on the loan with the remainder to be applied to principal. The loan will require annual interest and principal payments over and eight-year period and will bear interest at the rate of 7.5 percent. ESOP compensation expense was approximately $27,000 during 1997 and 1996. The ESOP shares as of September 30, were as follows:

                                             1997             1996
                                        ----------------------------

Allocated shares                            10,434             7,735
Unallocated shares                          10,794            13,493
                                        ----------------------------
     Total ESOP shares                      21,228            21,228
                                        ----------------------------
     Fair value of unallocated
        shares at September 30            $157,862          $177,095
                                        ============================

During 1995, the Company's stockholders approved the adoption of a management retention plan ("MRP") as a method of providing directors, employees and officers of the Bank with a proprietary interest in the Company and to encourage such persons to remain with the Bank.

The MRP is administered by a committee of outside directors. Directors, employees and officers are eligible for grants of nontransferable and nonassignable shares of common stock of the Company held by the MRP. Participants in the MRP become vested in the shares that have been awarded to them under the MRP at a rate of 20 percent per year, commencing one year after the grant date, and 20 percent on each anniversary date thereof for the following four years. Vesting will be accelerated upon retirement, death or disability of the participant, or a change in control of the Bank or the Company. As shares of common stock granted to participants vest, compensation expense will be recognized and a corresponding reduction in the charge against stockholders' equity will occur.

Upon its formation, the MRP purchased 10,795 shares of the Company's stock. As of September 30, 1997, all of these shares had been granted. Compensation expenses related to the MRP was approximately $20,000 during 1997 and 1996.

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also during 1995, the Company's stockholders approved the adoption of a stock option plan in which 26,987 common shares were reserved at January 31, 1995 for issuance under the plan. Under the Company's stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest and become fully exercisable at the end of the five years of continued employment. During 1996, the Company authorized the grant of options for up to 26,987 shares of the Company's common stock or 10% of the shares issued in the Company's initial public offering, that expire ten years from the date of grant. During 1995, the Company granted all 26,987 options at an exercise price of $9.00 per share which vest over five years. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

                                   1997             1996
---------------------------------------------------------

Options granted
Options forfeited                                   1,350
Options expired
Stock options outstanding         25,637           25,637
Options exercisable               10,248            5,124


The options outstanding at September 30, 1997, have a weighted average exercise price of $9.00 and a weighted average contractual maturity of 7.4 years.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                    1996
---------------------------------------------------------

Risk-free interest rates                            7.00%
Dividend yields                                     1.59%
Volatility factors of expected
 market price of common stock                      16.00%
Weighted-average expected life
 of the options                                    7 years

Under SFAS No. 123, compensation cost would be recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The weighted average fair value of the options granted during 1996 was $7.42 per option. Accordingly, the pro forma effect of SFAS No. 123 for 1997 would have been to reduce net income from $289,486 to $269,749.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS--The fair value of cash and cash equivalents approximates carrying value.

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTEREST-BEARING DEPOSITS -- The fair value of interest-bearing time deposits approximates carrying value.

SECURITIES AND MORTGAGE-BACKED SECURITIES -- Fair values are based on quoted market prices.

LOANS -- For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans is estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality

INTEREST RECEIVABLE/PAYABLE -- The fair values of interest receivable/payable approximate carrying values.

FHLB STOCK -- Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

CASH SURRENDER VALUE OF LIFE INSURANCE -- Fair value of life insurance is based on cash values quoted by the insurance underwriter.

DEPOSITS -- The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FEDERAL HOME LOAN BANK ADVANCES -- The fair value of FHLB advances are estimated using a discounted cash flow calculation, based on current rates for similar debt. Line of credit borrowings consist of adjustable instruments tied to a variable market interest rate. Fair value approximates carrying value.

OFF-BALANCE SHEET COMMITMENTS -- Commitments include commitments to purchase and originate mortgage loans and are generally of a short-term nature. The fair value of such commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The Bank currently does not charge a commitment fee; accordingly, no value has been assigned to the Bank's commitments to extend credit.

TSB FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                           ------------------------------------------------------------------
                                                       1997                               1996
------------------------------------------------------------------------------------------------------------
                                              CARRYING            FAIR            CARRYING            FAIR
SEPTEMBER 30                                   AMOUNT             VALUE            AMOUNT             VALUE
------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                   $553,404          $553,404         $630,921          $630,921
   Interest-bearing deposits                    290,498           290,498          484,161           484,161
   Investment securities available
     for sale                                 3,562,383         3,562,383        5,083,268         5,083,268
   Investment securities held to
     maturity                                   355,285           362,902          367,866           367,866
   Loans, net                                24,135,829        25,065,000       22,481,246        22,219,775
   Interest receivable                          154,276           154,276          146,105           146,105
   Stock FHLB                                   255,400           255,400          318,300           318,300
   Cash surrender value of
     life insurance                             351,350           351,350

LIABILITIES
   Deposits                                  21,238,302        21,291,000       20,149,937        20,053,531
   Long-term debt                             4,606,197         4,571,000        5,615,992         5,595,764
   Interest payable                              30,143            30,143           39,844            39,844

OFF-BALANCE SHEET ASSETS (LIABILITIES)
     Commitments to extend credit                     0                 0                0                 0


IMPACT OF NEW ACCOUNTING STANDARDS

EARNINGS PER SHARE. In 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNING PER SHARE, and specified the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures, such as the Company, and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

Statement 128 is effective for financial statement periods (both interim and annual) ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with Statement 128.

Accordingly, the Company will adopt Statement 128 during the fiscal quarter ending December 31, 1997. Management does not anticipate that this will have a material impact on its EPS disclosures.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In 1997 the FASB issued Statement No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE which lists the required disclosures related to capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and non public.

Statement No. 129 is effective for financial statement periods ending after December 15, 1997. Accordingly, the Company will adopt Statement 129 during fiscal 1998.

Reporting Comprehensive Income. During 1997 the FASB issued Statement No. 130, Reporting Comprehensive Income, establishing standards for the reporting of comprehensive income and its components in financial statements. Statement 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Earlier application is permitted. The Company will adopt Statement 130 during fiscal year 1998.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE. Also in 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", establishing standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

This standard is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on the Company's future financial statement disclosures.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company will file with the Securities and Exchange Commission a definitive proxy statement for the 1998 Annual Meeting of Stockholders, to be held January 13, 1998 no later than 120 days after the close of its fiscal year ended September 30, 1997 (the "Proxy Statement"). The information required by this item is incorporated by references from the Proxy Statement.

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the relevant period ending September 30, 1997.

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

(a)     Exhibits
        The Index to Exhibits Appears at page 40 of this Report.

(b)     Reports on Form 8-K
        None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TSB FINANCIAL, INC.

Date: December 4, 1997                  By: _____________________________
                                            Richard A. Jameson
                                            President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                       Title                           Date

__________________              Director                        December 4, 1997
Roland E. Hoffman


__________________              President and Director          December 4, 1997
Richard A. Jameson


__________________              Director                        December 4, 1997
Ben A. Miller


__________________              Director                        December 4, 1997
James D. Petrov


___________________             Director                        December 4, 1997
Dan Steiner, Jr.


____________________            Director                        December 4, 1997
Donald L. Swigert


_____________________           Chairman of the Board           December 4, 1997
Richard D. Wartick              and Director

                                   APPENDIX A
                           SUPERVISION AND REGULATION


GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of TSB Financial, Inc. (the "Company") and Tremont Savings Bank (the "Bank") can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION, Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. As this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predit the impact such legislation may have on the operations of the Company and the Bank.

THE COMPANY

     GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Commissioner under the Illinois Savings Bank Act, as amended (the "ISBA").

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such share (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by (the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the aquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquistions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may by held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking...as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

         Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assests. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assests of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or antictipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e.,Tier 1 capital less all intangible assets), well above the minimum levels.

     Under the FRB's guidellines, the capital standards described above generally apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of September 30, 1997, the Company had regulatory capital, calculated on a consolidated basis, in excess of the FRB's minimum requirements, with a risk-based capital ratio of approximately 23.4% and a leverage ratio of approximately 13.0%.

     DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is an Illinois-chartered savings bank, the deposits of which are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. As a SAIF-insured, Illinois-chartered savings bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority of Illinois savings banks, and the FDIC, as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the period October 1, 1996 through December 31, 1996, SAIF assessments ranged from 0.18% of deposits to 0.27% of deposits. During the period January 1, 1997 through December 31, 1997, SAIF assessments ranged from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987 , a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") will be subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments equal to approximately 0.063% of deposits while BIF members pay FICO assessments equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     COMMISSIONER ASSESSMENTS. Illinois savings banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including subsidiaries, as reported to the Commissioner. During the year ended September 30, 1997, the Bank paid supervisory fees to the Commissioner totaling $4,526.

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see " --The Company--Capital Requirements"). Under the ISBA and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC.


     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Similarly, the Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems necessary based on the savings bank's financial condition, history, management or earnings prospects.

     During the year ended September 30, 1997, the Bank was not required by the FDIC or the Commissioner to increase its capital to an amount in excess of the minimum amount required by FDIC regulations. As of September 30, 1997, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 13.0% and a risk-based capital ratio of 23.4%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institutiion to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. Under the ISBA and the regulations of the Commissioner, dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations plus actual recoveries on loans, investments and other assets, net of current expenses (including dividends or interest on deposits), additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). In general, without the prior written approval of the Commissioner, the Bank may not declare dividends in any twelve-month period which, in the aggregate, exceed its net profits for that twelve-month period. If, however, the Bank's capital falls below 6% of its total assets, the Bank may not declare dividends in any twelve-month period which, in the aggregate, exceed 50% of its net profits for that period, without the prior written approval of the Commissioner.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 1997. As of that date, approximately $2.1 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     Further, under applicable regulations of the Commissioner, the Bank may not pay dividends in an amount which would reduce its capital below the greater of
(i) the amount required by the FDIC or (ii) the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and it subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director of officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the FDIC expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the FDIC, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquistions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may by held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquistion of individual branches of a bank in another state (rather than the acquistion of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. The ISBA includes provisions which permit Illinois savings banks to merge with out-of-state depository institutions, subject to certain conditions, including receipt of the approval of the Commissioner.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, repectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

         FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. &Bfs

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES, LITIGATION REFORM ACT OF
1995

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

                                   Appendix B

Selected Statistical Information

     The following tables should be read in conjunction with the balance of Management's Discussion and Analysis of Financial Condition and Results of Operations. Set forth below are summaries of historical financial and other data regarding the Company and, where specified, the Bank.

                                                                Fiscal Year
                                                                   Ended
                                                                September 30
                                                                   1997

SELECTED OPERATING DATA
Total interest income                                           $2,302,953
Total interest expense                                           1,311,706
                                                                 ---------
Net interest income                                                991,247
Provision for loan losses                                           22,500
                                                                    ------
Net interest income after provision for loan losses                968,747
Total non-interest income                                           90,494
Total non-interest expense                                         636,379
                                                                   -------
Income before Income taxes                                         422,862
Income tax expense                                                 133,376
                                                                   -------
Net income                                                      $  289,486


OTHER DATA
Return on average assets                                              0.95%
Return on average equity                                              7.41%
Equity to total assets                                               13.04%
Net interest rate spread (1)                                          2.79%
Net interest margin (2)                                               3.75%
Ratio of average interest earning assets to average interest
     bearing liabilities                                            112.28%
Non-interest expense to average assets                                2.52%
Nonperforming loans to total adjusted loans                           0.57%
Net charge-offs (recoveries) to average loans                         0.10%
Nonperforming assets to total assets                                  0.47%
Loan originations                                               $6,145,990
Number of full service Bank offices                                      1

------------------------

(1) Represents the difference between the average yield on interest earning assets and the cost of interest bearing liabilities. (7.76% - 4.97%)

(2) Represents net interest income as a percentage of average interest earning assets.

     The following table sets forth the composition of the Company's loan portfolio by type of loan and the portion of the Company's total loans which each category of loan constitutes.

                                        1997           Percent of
                                       Amount          Total loans
                                       ------          -----------
Real estate loans:
   Residential one-to-four family    $21,276,727          86.46%
   Multi-family                          130,763           0.53%
   Commercial real estate              1,177,646           4.79%
                                       ---------           ----
     Total real estate loans         $22,585,136          91.78%
Other loans (1)                        2,021,542           8.22%
                                       ---------           ----
         Total loans                 $24,606,678         100.00%
                                                         ------

Less:
   Unearned fees, discounts               22,748
   Undisbursed loan funds                324,031
   Allowance for losses                  124,070
                                         -------
         Net loans                   $24,135,829
                                     -----------

------------------------------

(1) Other loans consist of secured and unsecured consumer loans and savings account loans.

     The following table sets forth the contractual maturities of the Company's loans at September 30, 1997. The table does not include scheduled principal payments or unscheduled prepayments. Scheduled principal payments and unscheduled prepayments on the loan portfolio totalled $6.3 million for the fiscal period ended September 30, 1997, and $5.1 million and $2.7 million for the fiscal periods ended September 30, 1996 and 1995, respectively.

                                                          At September 30, 1997
                                                          ---------------------

                                            After 1       After 3       After 5
                               Up to 1     year to 3    years to 5    years to 10    Beyond 10
                                 year        years        years          years         years          Total
                                 ----        -----        -----          -----         -----          -----
Mortgage loans                  $42,898     $191,783      $758,197     $4,066,065    $17,201,892   $22,260,835
Other Loans                     131,698      522,410     1,367,434          --            --         2,021,542

Less:
   Unearned discounts and
   deferred loans fees                                                                                  22,478
   Allowance for loan losses                                                                           124,070
                                                                                                       -------
   Loans receivable, net                                                                           $24,135,829
                                                                                                   -----------

     The following table sets forth the dollar amount of all loans with maturities in excess of one year at September 30, 1997, and classifies such loans by whether they have fixed or adjustable interest rates:

                                             Fixed                     Adjustable                     Total
                                             -----                     ----------                     -----
Residential one-to-four family             $11,954,631                 $9,191,143                  $21,145,774

Residential multifamily and non-
residential                                    356,084                    716,079                    1,072,163

Other loans                                  1,889,844                     --                        1,889,844
                                             ---------                                               ---------

Total                                      $14,200,559                 $9,907,222                  $24,107,781
                                           -----------                 ----------                  -----------

     The following table sets forth information concerning delinquent loans at September 30, 1997, 1996, and 1995, respectively, in dollar amount and as a percentage of the Company's total loans. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts which are overdue.

                                                   Principal        Percent of
                                      Number        Balance       Total Loans(1)
                                      ------        -------       --------------
September 30, 1997
------------------
Loans delinquent for:
   30-59 days                           10          $122,545          0.51%
   60-89 days                            9            79,722          0.33%
   90 days and over                     15           139,566          0.58%
                                        --           -------          ----
      Total delinquent loans            34          $341,833          1.42%
                                        --          --------          ----

September 30, 1996
------------------
Loans delinquent for:
   30-59 days                            8          $127,752          0.53%
   60-89 days                            3            31,099          0.13%
   90 days and over                      4            50,395          0.21%
                                        --            ------          ----
      Total delinquent loans            15          $209,246          0.87%
                                        --          --------          ----

September 30, 1995
------------------
Loans delinquent for:
   30-59 days                           10          $156,642          0.91%
   60-89 days                            8           152,722          0.89%
   90 days and over                      0             --               --
                                        --
      Total delinquent loans            18          $309,364          1.80%
                                        --          --------          ----

---------------------------

(1)  Percentages are based on the loan balances, not on the number of loans.

     The following table sets forth information with respect to the Company's nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed-in-lieu of foreclosure ("real estate owned").

                                             1997           1996         1995         1994          1993
                                             ----           ----         ----         ----          ----
Total non-accrual loans                   $139,566        $50,395         $0        $56,793       $141,930
Real estate owned ("REO")                                   --            --          --             --
   Total nonperforming assets                6,068        $50,395         $0        $56,793       $141,930
Nonperforming assets to total
   adjusted loans                             0.58%          0.21%        NA           0.36%          0.83%
Nonperforming assets to total assets          0.47%          0.17%        NA           0.24%          0.68%
Allowance for loan losses to non-
   accrual loans and REO                     88.90%        247.29%        NA         194.57%         65.10%



     The following table sets forth information with respect to the Company's classified assets at September 30, 1997. As of the date of this Annual Report on Form 10-KSB, management is not aware of any potential problem loans with respect to which it has serious doubts as to the ability of the borrower to comply with the payment terms of the loans such that additional disclosure in the following table would be warranted.

                             Special
                             Mention        Substandard        Doubtful        Loss         Total
                             -------        -----------        --------        ----         -----
Real Estate Loans:
   One-to-four family           --              6,068             --            --          $6,068
   Multifamily                  --               --               --            --           --
   Commercial                   --               --               --            --           --
   Construction                 --               --               --            --           --
REO                                              --               --            --           --
Consumer Loans                  --            133,498             --            --         133,498
                                              -------                                      -------
   Total Classified             --           $139,566              0             0        $139,566


     The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                    At or For the Fiscal Year Ended

                                                             September 30

                                      1997          1996          1995          1994          1993
                                      ----          ----          ----          ----          ----
Balance at beginning of
   period                           $124,624      $115,564      $110,500       $92,400       $68,500

Provision for loan losses             22,500        13,500        20,000        18,100        18,000

Recoveries                             3,655          -             -             -            5,900

Charge-Offs                           26,709         4,440        14,936          -             -
                                      ------         -----        ------

Balance at end of period            $124,070      $124,624      $115,564      $110,500       $92,400
                                    --------      --------      --------      --------       -------

Ratio of allowance for
loan losses to total
outstanding loans (gross)               0.50%         0.52%         0.67%         0.69%         0.54%
                                        ----          ----          ----          ----          ----

Ratio of net charge-offs
(recoveries) during the
period to average loans
outstanding during the
period                                  0.10%         0.02%         0.09%          -            0.03%
                                        ----          ----          ----                        ----

Allowance for loan losses
to total non-performing loans          88.90%       247.29%         NA          194.57%        65.10%
                                       -----        ------          --          ------         -----

The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans.

                                                At September 30,

                            1997                        1996                         1995
                            ----                        ----                         ----
                                  % of loans                    % of loans                   % of loans
                                    in each                      in each                      in each
                                    category                     category                     category
                                       to                           to                           to
                        Amount     total loans      Amount      total loans      Amount      total loans
                        ------     -----------      ------      -----------      ------      -----------
Allocated to:

   Mortgage loans      $102,070                    $116,000        93.28%       $115,564        97.93%
   Non-mortgage
   loans                 22,000                       8,624         6.72%           -            2.07%
                         ------                       -----         ----                         ----

Total                  $124,070                    $124,624       100.00%       $115,564       100.00%
                       --------                    --------       ------        --------       ------

The following table sets forth the composition and maturities of the Company's Investment securities portfolio at the dates indicated:

                                                               September 30
                                                     1997                       1996
                                                     ----                       ----
                                                          Percent                        Percent
                                           Carrying         of          Carrying            of
                                             Value         Total         Value            Total
                                             -----         -----         -----            -----
Investment securities
   Available for sale
      Federal agencies                    $1,376,871       35.15%     $1,251,813         22.96%
      State and municipal                    413,397       10.55%      1,354,609         24.85%
      Mortgage-backed securities           1,772,115       45.23%      2,476,846         45.44%
                                           ---------       -----       ---------         -----
   Total available for sale                3,562,383       90.93%      5,083,268         93.25%
                                           ---------       -----       ---------         -----

   Held to maturity
      Federal agencies                         --            --            --              --
      State and municipal                     49,645        1.27%        306,037          5.62%
      Mortgage-backed securities             305,640        7.80%         61,829          1.13%
                                             -------        ----          ------          ----
   Total held to maturity                    355,285        9.07%        367,866          6.75%
                                             -------        ----         -------          ----

         Total investment securities      $3,917,668      100.00%     $5,451,134        100.00%
                                          ----------      ------      ----------        ------

                                                Carrying Value at September 30, 1997

                                      Available        Held to                          Weighted
                                       For Sale        Maturity         Total         Average Yield
                                       --------        --------         -----         -------------
Due in one year or less                    --              --              --               --
Due after one through five years           --           305,640          305,640           5.17%
Due after five through ten years         812,151           --            812,151           6.30%
Due after ten years                      978,117           --            978,117           6.80%
                                         -------                         -------
                                      $1,790,268        $305,640      $2,095,908
Mortgage backed securities            $1,772,115         $49,645      $1,821,760           7.26%
                                      ----------         -------      ----------           ----

       Totals                         $3,562,383        $355,285      $3,917,668           6.78%
                                      ----------        --------      ----------           ----


The following table sets forth information relating to the Company's deposit flows and total deposits for the fiscal year ended September 30, 1997.


Total deposits at the beginning of period          $20,149,937

Net increase (decrease) in deposits before
   interest crediting                                   85,422

Interest credited                                    1,002,943
                                                     ---------

Net increase (decrease) during period                1,088,365
                                                     ---------

Total deposits at end of period                    $21,238,302
                                                   -----------

The following table sets forth the amounts of deposits by type of account at September 30, 1997.

                                                                        Weighted
                                                          Percent       average
                                                            of          nominal
                                                           Total          rate           Amount
                                                           -----          ----           ------
Transaction Accounts:
   Checking/NOW                                             7.24%         1.40%        $1,538,673
   Money Market Deposits                                   10.25%         2.97%         2,176,442
   Savings                                                 11.88%         2.25%         2,522,095
                                                           -----                        ---------
      Total Transaction Accounts                           29.37%         2.29%        $6,237,210

Time Deposits
   Certificate accounts with original maturities of:
     3-5 months                                             0.44%         3.99%            93,975
     6-11 months                                            7.80%         5.00%         1,657,277
     12-23 months                                          21.63%         5.64%         4,591,272
     24-35 months                                          11.03%         5.85%         2,343,497
     36 months or more                                     15.09%         6.20%         3,203,945
   IRA                                                      5.11%         5.80%         1,086,275
   Jumbos                                                   9.53%         5.34%         2,024,851
                                                            ----                        ---------
      Total Time Deposits                                  70.63%         5.68%        15,001,092
                                                           -----                       ----------

      Total Deposits                                      100.00%         4.69%       $21,238,302
                                                          ------                      -----------


The following table sets forth the amount of certificates of deposit outstanding by various rate categories at September 30, 1997.

                                   3.00% - 4.99%                 $2,647,872
                                   5.00% - 5.99%                  8,657,087
                                   6.00% - 6.99%                  2,823,354
                                   7.00% - 7.99%                    872,779
                                                                    -------

                                   TOTAL                        $15,001,092
                                                                -----------

The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts of $100,000 or more and the maturity of these certificates of deposit at September 30, 1997.

3 months or less                                     $308,890
Over 3 months through 6 months                        652,228
Over 6 months through 12 months                       550,000
Over 12 months                                        513,733
                                                      -------
                                                   $2,024,851
                                                   ----------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are expected to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with management's assumptions as to the prepayment characteristics of certain assets and duration of certain liabilities. Loans with adjustable rates are shown as being due in the next adjustment period. The interest rate sensitivity of the Bank's assets and liabilities illustrated in the following table could vary substantially if different assumptions are used or if actual experience differs from that indicated by such assumptions.

                                                                        At September 30, 1997
                                                                        ---------------------

                                        1 year      1 year to      2 years to    3 years to   5 years to      Over
                                       or less       2 years        3 years       5 years      10 years     10 years       Total
                                       -------       -------        -------       -------      --------     --------       -----
Interest-earning assets:

   Interest-earning deposits        $    485,558             0   $    98,000             0             0            0   $   583,558

   Investment securities, net(1)       1,808,090       187,187       305,640       110,000       767,597      748,083   $ 3,926,597

   Net loans                           7,442,227     4,703,478     2,792,947     2,853,148     3,048,409    3,419,690   $24,259,899
                                       ---------     ---------     ---------     ---------     ---------    ---------   -----------
      Total interest-earning
      assets                        $  9,735,875   $ 4,890,665   $ 3,196,587   $ 2,963,148   $ 3,816,006   $4,167,773   $28,770,054
                                    ------------   -----------   -----------   -----------   -----------   ----------   -----------


Interest-bearing liabilities:

   Certificates of deposit          $ 10,258,515   $ 3,476,628   $   934,907   $   331,042   $         0   $        0   $15,001,092

   Money market deposit accounts         870,577       391,760       274,232       255,950       383,923            0   $ 2,176,442

   Savings accounts                      504,419       302,651       257,254       379,020       701,188      377,562   $ 2,522,094

   NOW accounts                          384,669       230,801       184,641       251,111       414,334       73,118   $ 1,538,674

   FHLB advances                       3,250,000             0             0     1,000,000             0      356,197   $ 4,606,197
                                       ---------            --            --     ---------            --      -------   -----------
      Total interest-bearing
      liabilities                   $ 15,268,180   $ 4,401,840   $ 1,651,034   $ 2,217,123   $ 1,499,445   $  806,877   $25,844,499
                                    ------------   -----------   -----------   -----------   -----------   ----------   -----------


Interest sensitivity gap per
period                                (5,532,305)      488,825     1,545,553       746,025     2,316,561    3,360,896     2,925,555

Cumulative interest
sensitivity gap                       (5,532,305)   (5,043,840)   (3,497,927)   (2,751,902)     (435,341)   2,925,555

Cumulative gap as a percent
of total interest-earning assets          (19.23)%      (17.53)%      (12.16)%       (9.57)%      (1.51)%       10.17%

Cumulative interest sensitive
assets as a percent of cumulative
interest sensitive liabilities             63.77%        74.36%        83.59%        88.31%       98.26%       111.32%



(1) Includes both securities "Available for Sale" and "Held to Maturity". Those securities available for sale, are included at their amortized cost.

The table below sets forth the Company's total loan origination and loan portfolio repayment and amortization experience during the periods indicated. The Company does not purchase or sell loans in the secondary market.

                                                   For the Fiscal Years Ended September 30,
                                                 1997                1996                1995
Loans receivable, beginning of period         $23,917,968         $17,214,531         $16,135,596

Loan originations:
   Residential one-to-four family:
      Adjustable-rate                           1,370,800           3,996,080           1,928,176
      Fixed rate                                2,805,495           5,496,714           1,591,141
                                                ---------           ---------           ---------

   Total residential one-to-four family         4,176,295           9,492,794           3,519,317

   Residential multifamily and
   Commercial real estate                         360,000             367,500             100,300
                                                  -------             -------             -------

   Total real estate mortgages                  4,536,295           9,860,294           3,619,617
   Other loans                                  1,909,520           1,976,153             344,331
                                                ---------           ---------             -------
      Total loan originations                   6,445,815          11,836,447           3,963,948
Total principal repayments                      5,757,105           5,133,010           2,885,013

Increase (decrease) in gross loans
   receivable                                     688,710           6,703,437           1,078,935
                                                  -------           ---------           ---------

Loans receivable, end of period               $24,606,678         $23,917,968         $17,214,531
                                              -----------         -----------         -----------

The following tables set forth information relating to month-end average balances of the Company's statements of financial condition for the fiscal years ended September 30, 1997, 1996, and 1995, and reflect the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the month-end average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the net interest divided by average interest earning assets) for the periods shown and annualized yields on assets and annualized costs of liabilities at September 30, 1997. Management believes that the use of month-end average balances instead of daily average balances for the periods presented has not caused any material difference in the information presented.

                               Year Ended September 30, 1997       Year Ended September 30, 1996      Year Ended September 30, 1995
                             ---------------------------------   ---------------------------------   -------------------------------
                             Average                 Average     Average                 Average     Average               Average
                             Balance     Interest   Yield/Rate   Balance     Interest   Yield/Rate   Balance    Interest  Yield/Rate
                             -------     --------   ----------   -------     --------   ----------   -------    --------  ----------
Assets:
   Interest bearing
     deposits             $   945,434       52,772     5.58%  $ 1,059,049  $    58,095     5.49%  $ 1,265,725  $    74,565    5.89%

   Investment
     securities             2,378,047      161,588     6.79%    3,092,358      207,375     6.71%    2,150,496      136,892    6.37%

   Mortgage-backed
     and mortgage-
     deritive
     securities             2,361,464      174,720     7.40%    2,894,744      194,958     6.74%    2,625,455      162,644    6.19%

   Loans receivable,
     net (1)               23,695,360    1,894,609     8.00%   19,086,983    1,560,363     8.18%   15,942,140    1,268,099    7.95%

   Investment in
     stock at FHLB,
     at cost                  281,725       19,264     6.84%      211,133       14,010     6.64%      178,175       11,570    6.49%
                              -------       ------                -------       ------                -------       ------

Total interest earning
   assets                 $29,662,030  $ 2,302,953     7.76%  $26,344,267  $ 2,034,801     7.72%  $22,161,991  $ 1,653,770    7.46%
                                       -----------                         -----------                         -----------

Non-interest earning
   assets                     934,193                             663,544                             499,071
                              -------                             -------                             -------

   Total                  $30,596,223                         $27,007,811                         $22,661,062
                                                              -----------                         -----------


Liabilities and retained
   earnings:

   Interest bearing
     liabilities:
       Certificates of
         deposit          $14,662,236      827,996     5.65%  $13,017,119  $   715,248     5.50%  $11,936,530  $   575,409    4.82%
       Now and
         Money Market       4,060,504      116,291     2.86%    3,834,264       95,962     2.50%    3,627,711       93,705    2.58%
         deposits
       Savings
         accounts           2,604,390       58,656     2.25%    2,785,658       64,984     2.33%    2,813,988       70,717    2.51%
       FHLB advances
         and other          5,089,875      308,763     6.07%    3,279,187      189,863     5.79%      250,000       16,585    6.63%
                            ---------      -------              ---------      -------                -------       ------
Total interest bearing
   liabilities            $26,417,005  $ 1,311,706     4.97%  $22,916,228  $ 1,066,057     4.65%  $18,628,229  $   756,416    4.06%
                                                                           -----------                         -----------

Non-interest bearing
   liabilities                270,889                             171,952                            175,004

Retained earnings           3,908,329                           3,919,631                          3,857,829
                            ---------                           ---------                          ---------

Total                     $30,596,223                         $27,008,711                        $22,661,062
                          -----------                         -----------                        -----------

                                                                          (continued)

                               Year Ended September 30, 1997       Year Ended September 30, 1996      Year Ended September 30, 1995
                             ---------------------------------   ---------------------------------   -------------------------------
                             Average                 Average     Average                 Average     Average               Average
                             Balance     Interest   Yield/Rate   Balance     Interest   Yield/Rate   Balance    Interest  Yield/Rate
                             -------     --------   ----------   -------     --------   ----------   -------    --------  ----------
Net interest income                      $991,247                            $968,744                           $897,354

Interest rate spread (2)                                2.79%                               3.07%                              3.40%

Net interest margin (3)                                 3.34%                               3.68%                              4.05%


Ratio of average
   Interest earning
   assets to average
   interest bearing
   liabilities                                        112.64%                             114.96%                           119.00%


-----------------------

(1)  Includes non-accrual loans.

(2) Interest rate spread represents the difference between the average rate on interest earning assets and the average cost of interest.

(3) Net interest margin represents net interest income divided by average interest earning assets.

The following table sets forth the change in interest income and interest expense for the respective periods shown.

                                    Fiscal Year Ended                       Fiscal Year Ended
                               September 30, 1996 vs. 1997             September 30, 1995 vs. 1996
                                   Increase/(Decrease)                     Increase/(Decrease)
                                     Attributable to                         Attributable to

                              Volume       Rate         Net           Volume        Rate         Net
                              ------       ----         ---           ------        ----         ---
Interest Income:

   Deposits                   (6,283)        960       (5,323)      $ (11,665)   $ (4,805)   $ (16,470)

   Investment securities     (48,279)      2,492      (45,787)         62,826       7,657       70,483

   Mortgage-backed
     securities              (43,204)     22,966      (20,238)         17,462      14,852       32,314

   Loans receivable          367,763     (33,517)     334,246         254,882      37,382      292,264

   Stock in FHLB               4,820         434        5,254           2,170         270        2,440
                               -----         ---        -----           -----         ---        -----

      Total                  274,817      (6,665)     268,152         325,675      55,356      381,031


Interest expense:

   Deposits                   88,258      38,491      126,749         124,451      11,922      136,373

   FHLB borrowings           109,325       9,575      118,900         175,181      (1,913)     173,268
                             -------       -----      -------         -------      ------      -------

      Total                  197,583      48,066      245,649         299,632      10,009      309,641
                             -------      ------      -------         -------      ------      -------

Net interest income        $  77,234    ($54,731)   $  22,503       $  26,043    $ 45,347    $  71,390
                           ---------    --------    ---------       ---------    --------    ---------

                               TSB FINANCIAL, INC.



                                December 12, 1997

Dear Stockholder:

        On behalf of the Board of Directors and management of TSB Financial, Inc., we cordially invite you to attend the Annual Meeting of Stockholders of TSB Financial, Inc. to be held at 6:30 p.m. on January 13, 1998, at the main office of the Tremont Savings Bank, located at 100 South Sampson Street, Tremont, Illinois. The accompanying Notice of Annual Meeting of Stockholders and Proxy Statement discuss the business to be conducted at the meeting. We have also enclosed a copy of the Company's 1997 Annual Report to Stockholders for your review. At the meeting we shall report on Company operations and the outlook for the year ahead.

         Your Board of Directors has nominated three persons to serve as Class I directors, two of whom are incumbent directors along with one new nominee. Stockholders will also be asked to ratify the appointment of Geo. S. Olive & Co., LCC as independent public accountants for the current fiscal year.

        We recommend that you vote your shares for the nominees and the ratification of our accountants.

        On October 10, 1997, the Company filed a Form 15 with the SEC to suspend its reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act") with respect to periods after September 30, 1997. Subsequent to the filing of this Form 10-KSB, the Company does not intend to file reports under the Exchange Act until its reporting requirements are no longer suspended under the Exchange Act.

        On September 18, 1997, Tremont Savings Bank entered into a Purchase Agreement with Magna Bank, N.A., to purchase a branch facility and associated accounts in Stanford, Illinois. The transaction has received regulatory approval and is expected to be completed on December 20, 1997.

         We encourage you to attend the meeting in person. Whether or not you plan to attend, however, please complete, DATE, SIGN AND RETURN THE ENCLOSED PROXY CARD in the enclosed envelope. This will assure that your shares are represented at the meeting.

        We look forward with pleasure to seeing and visiting with you at the meeting.

                                         Very truly yours,

                                         /s/ Richard A. Jameson

                                         Richard A. Jameson
                                         President



            100 S. SAMPSON STREET * P.O. BOX 9 * TREMONT, IL * 61568
                   PHONE (309) 925-2511 * FAX (309) 925-7411

                              TSB FINANCIAL, INC.



                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                          TO BE HELD JANUARY 13, 1998

To the stockholders of TSB FINANCIAL, INC.

        The Annual Meeting of the Stockholders of TSB Financial, Inc., a Delaware Corporation (the "Company"), will be held at the main office of the Tremont Savings Bank, located at 100 South Sampson Street, Tremont, Illinois, 61568 on Tuesday, January 13, 1998, at 6:30 p.m., local time, for the following purposes:

         1.       to elect three (3) Class I directors for terms of three years.

         2. to ratify the appointment of Geo. S. Olive & Co., LLC as independent public accountants for the Company for the fiscal year ending September 30, 1998.

         3. to transact such other business as may properly be brought before the meeting and any adjournments or postponements thereof.

        The Board of Directors has fixed the close of business on November 26, 1997, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.

                                       By order of the Board of Directors


                                       /s/ Jane M. Hinman

                                       Jane M. Hinman
                                       Secretary

Tremont, Illinois
December 12, 1997



            100 S. SAMPSON STREET * P.O. BOX 9 * TREMONT, IL * 61568
                   PHONE (309) 925-2511 * FAX (309) 925-7411

                                PROXY STATEMENT

        This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of TSB Financial, Inc. (the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the main office of the Tremont Savings Bank (the "Bank"), located at 100 South Sampson Street, Tremont, Illinois, 61568, on Tuesday, January 13, 1998, at 6:30 p.m., local time, and at any adjournments or postponements thereof.

         If you do not expect to be present at this meeting, please sign and date the enclosed proxy and return it in the accompanying postage-paid return envelope as promptly as possible. You have the power to revoke your proxy at any time before it is voted by giving written notice to the Secretary of the Company, provided such written notice is received by the Secretary prior to the annual meeting or any adjournment thereof, by submitting a later dated proxy or by attending the annual meeting and choosing to vote in person. The giving of a proxy will not affect your right to vote in person if you attend the meeting.

         The Company's principal executive offices are located at 100 South Sampson Street, Tremont, Illinois, 61568. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about December 12, 1997. The Company's 1997 Annual Report to Stockholders is enclosed.

         The Company, a Delaware corporation, was organized in March, 1994 for the purpose of becoming the holding company for the Bank, an Illinois-chartered mutual savings bank located in Tremont, Illinois. On September 30, 1994, the Bank was converted from an Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank (the "Conversion"), and the Company acquired all of the stock issued by the Bank in connection with the Conversion. The Bank is the Company's only subsidiary, and the Company's business presently consists solely of the ownership of the Bank. At September 30, 1997, the end of the Company's fiscal year, the Company had total assets of approximately $29,859,043.

         Only holders of the Company's Common Stock (the "Common Stock") of record at the close of business on November 26, 1997, will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On November 26, 1997, the Company had 227,124 shares of Common Stock, par value $0.01 per share, issued and outstanding. For all matters to be voted upon at the annual meeting, each issued and outstanding share is entitled to one vote.

         All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the annual meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this proxy statement.

         A majority of the outstanding shares of the Common Stock must be present in person or represented by proxy to constitute a quorum for purposes of the annual meeting. Abstentions and broker non-votes will be counted for purposes of determining a quorum. Directors shall be elected by a plurality of the votes present in person or represented by proxy at the meeting and entitled to vote. In all matters other than the election of directors, the affirmative vote of the majority of shares present in person or represented by proxy at the annual meeting and entitled to vote against a proposal and broker non-votes will have no effect on the vote.

                             ELECTION OF DIRECTORS

        At the Annual Meeting of Stockholders to be held on January 13, 1998, the stockholders will be entitled to elect three (3) Class I directors for terms expiring in 2001. The directors of the Company are divided into three classes having staggered terms of three years. Two of the nominees for election as Class I directors are incumbent directors. Roger D. Beutel is a new nominee for the vacated position of Ben Miller, who is retiring after 41 years of service. The Company has no knowledge that the nominees will refuse or be unable to serve, but if a nominee becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the moment. Set forth below is information concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including age, the year first elected a director and business experience during the previous five years of each. The nominees, if elected at the annual meeting, each will serve as a Class I director for a three year term expiring in 2001.

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS THAT YOU VOTE FOR EACH OF THE NOMINEES FOR DIRECTOR.

                                    NOMINEES

NAME                  DIRECTOR   POSITIONS WITH THE COMPANY
(AGE)                 SINCE(1)   AND THE BANK

CLASS I
(TERM EXPIRES 2001)

Richard D. Wartick     1987      Director and Chairman of the Company and the
(Age 50)                         Bank

Donald L. Swigert      1995      Director of the Company and the Bank
(Age 61)

Roger D. Beutel         - -      New Nominee for Director of the Company
(Age 43)

                              CONTINUING DIRECTORS

CLASS II
(TERM EXPIRES 1999)

Richard A. Jameson     1994      Director and President of the Company and the
(Age 44)                         Bank

Dan Steiner, Jr.       1986      Director of the Company and the Bank
(Age 59)


CLASS III
(TERM EXPIRES 2000)

Roland E. Hoffman      1969      Director and Vice Chairman of the Company and
(Age 64)                         the Bank

James D. Petrov        1987      Director of the Company and the Bank
(Age 54)

(1) Reflects the year in which each individual was first selected to the Board of Directors of the Bank. Each nominee and continuing directors became directors of the Company in March, 1994, except Donald L. Swigert who became a director in January, 1995.

         All of the Company's directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified. All executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their representative positions.

        The business experience of each of the nominees and continuing directors for the past five years is as follows:

         MR. BEUTEL is a self-employed CPA in Tremont, Illinois. A lifelong Tremont resident, he graduated from the University of Illinois in 1976 with a B.S. degree in accounting.

         MR. HOFFMAN has been a director and Vice Chairman of the Company since March, 1994 and Vice Chairman of the Board of Directors of the Bank since 1986, and has been a self-employed farmer in Tazewell County for the past 25 years.

         MR. JAMESON has been a director and President of the Company since March, 1994, has been a director of the Bank since January, 1994, and has been President of the Bank since 1985. Mr. Jameson received a B.A. degree from Northern Illinois University in 1976, graduated from the School of Savings Institution Management in 1989 and earned a Degree of Distinction from the Institute of Financial Education in 1988.

         MR. PETROV has been a director of the Company since March, 1994 and a director of the Bank since 1987. He is a cofounder of Petrov-Watkins Insurance in Tremont, Illinois, of which he has been President since 1988. He was the managing officer of the Bank from 1969 to 1983.

         MR. STEINER has been a director of the Company since March, 1994 and a director of the Bank since 1986. He has been a carpenter with Jerry Kaiser Construction in Tremont, Illinois since 1989 and for the 28 previous years had been the owner of Tremont Counter Tops, Inc. until he sold the business.

         MR. SWIGERT has been a director of the Company and of the Bank since January, 1995. He is co-founder and president of Tremont Foods, Inc. since 1986, and is the manager of its operating subsidiary, Tremont Super Valu, a grocery store located in Tremont, Illinois.

         MR. WARTICK has been Chairman of the Company since November, 1994, a director of the Company since March, 1994 and director of the Bank since 1987. He also has been the owner (until September, 1996) and chief pharmacist at Tremont Pharmacy, Inc. of Tremont, Illinois since 1982. Board Committees and Meetings

BOARD OF COMMITTEES AND MEETINGS

        There presently are no committees of the Board of Directors of the Company, other than the compensation and audit committees. The compensation committee meets to review salaries and the performance of officers, and recommends compensation adjustments and promotions of officers. Messrs. Jameson (ex officio), Petrov, Hoffman and Swigert serve on the compensation committee, which met three times during the fiscal year.

        The audit committee is responsible for overseeing the internal and external audit functions of the Company. The committee reviews and approves the scope of the Bank's annual external audit and consults with the Bank's independent auditors regarding the results of their auditing procedures. Messrs. Petrov, Miller and Steiner serve on the audit committee, which met one time during the fiscal year.

        The Board of Directors of the Bank has three standing committees: loan, compliance and investment. Messrs. Jameson, Miller, Swigert and Wartick are members of the loan committee. The loan committee is responsible for policy review and oversight of the loan functions of the Bank and approves all real estate loans. The committee also reviews in detail the lending activities of the Bank. The committee attempts to meet on a weekly basis and met 35 times during the fiscal year.

        The compliance committee is responsible for overseeing the Bank's compliance with, and the current status of, federal and state banking laws and regulations that affect the Bank. Messrs. Hoffman, Jameson and Steiner serve on the compliance committee, which met three times during the fiscal year.

         The investment committee plans the Bank's investment strategy, primarily concerning the investment of cash and securities. Messrs. Jameson and Hoffman and Ms. Jane Hinman, the Company's Secretary and Treasurer, serve on the investment committee, which met five times during the fiscal year.

        During the fiscal year ended September 30, 1997, the Company's Board of Directors held 13 meetings. During fiscal 1997, all directors of the Company attended at least 75 percent of the meetings of the Board and the committees on which they serve.

        The Chairman of the Board of the Bank receives fees of $400 and all other Bank directors receive fees of $350 per Bank Board of Directors meeting and, except for Mr. Jameson, $15 for each committee meeting that they attend. There are no fees paid for attending Company Board meetings.

                             EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or granted to the Company's Chief Executive Officer for the three most recent fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                      Annual Compensation                       Compensation Awards

        (a)               (b)           (c)          (d)             (f)                (g)               (i)
                        Fiscal
                         Year                                                        Securities        All Other
Name and                 Ended                                    Restricted        Underlying(#)    Compensation
Principal Position   September 30th   Salary($)    Bonus($)    Stock Award(s)(1)    Options/SARs        ($)(2)
Richard A. Jameson       1995         $48,332       $3,725         $34,947             8,093           $12,107
President                1996         $51,515          --              --                --            $15,691
                         1997         $56,000          --              --                --            $18,041

(1) Represents the fair market value of 3,778 shares granted under the Company's Management Retention Plan (the "MRP") on the date of the grant. The MRP shares vest in five equal portions annually commencing January 2, 1996. The aggregate fair market value of such shares at September 30, 1997, was $55,253. Dividends are paid on MRP shares prior to vesting.

(2) Represents Company contributions to the Company's Employee Stock Ownership Plan ("ESOP"), and for 1997, amounts paid to lease an automobile for use by Mr. Jameson.

        Upon consummation of the Conversion, the Company entered into a change of control agreement with Mr. Jameson which is intended to secure his continuing employment. The continued success of the Company and the Bank depends to a significant degree on the skill and competence of Mr. Jameson.

        The agreement with Mr. Jameson provides for a rolling three-year term unless the agreement has been terminated, or the Company or Mr. Jameson has provided a notice of non-renewal, in either case pursuant to the terms of the agreement. Notwithstanding any such notice, the term of the agreement will be extended to three years upon any change in control of the Company. The agreement will terminate upon the death or disability of Mr. Jameson, in the event of certain regulatory actions or upon notice by either the Company or Mr. Jameson, with or without cause. In the event of termination of Mr. Jameson's employment following a "change of control" of the Company, the successor to the Company is obligated to make a lump sum payment to him equal to (i) the compensation due to him at the time of such termination of employment and (ii) an amount equal to three times his base annual salary, as defined in the agreement, and to continue benefits for thirty-six (36) months following the date of termination of employment or until comparable coverage is obtained from a subsequent employer. For purposes of the agreement, Mr. Jameson's employment will be considered terminated following a "change of control" or a "change in duties," in each case as defined in the agreement. The agreement includes a covenant which will limit his ability to compete with the Company and the Bank in an area encompassing a fifty mile radius from the Bank's main office for a period of one year following the termination of his employment with the Company and the Bank.

        No stock options were granted in the last fiscal year to the individuals named in the Summary Compensation Table.

        The following table sets forth certain information concerning the number of stock options at September 30, 1997 held by the individuals named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

      (a)                    (b)                  (c)                     (d)                       (e)
                                                                        Number of                 Value of
                                                                       Securities               Unexercised
                                                                       Underlying               in-the-money
                                                                       Unexercised               Options at
                                                                       Options at
                                                                        FY-End(#)                 FY-End($)
                      Shares Acquired
      Name              on Exercise(#)    Value Realized($)    Exercisable    Unexercisable
Richard A. Jameson(1)        ---                 $---              3,236          4,857           $18,203


(1) Represents options which become exercisable in five equal portions annually commencing January 1, 1996.

                          TRANSACTIONS WITH MANAGEMENT

        Directors and officers of the Company and the Bank and their associates were customers of and had transactions with the Bank during the fiscal year ended September 30, 1997. Additional transactions are expected to take place in the future. All outstanding loans, commitments to loan, and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on November 26, 1997, with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, to each director and nominee, to each executive officer named in the Summary Compensation Table and to all directors and executive officers of the Company as a group.


NAME OF INDIVIDUAL                                       AMOUNT AND NATURE OF       PERCENT
                                                        BENEFICIAL OWNERSHIP(1)     OF CLASS
5% STOCKHOLDERS

Lance S. Gad                                                    12,700                5.4%


DIRECTORS AND NOMINEES

Roland E. Hoffman                                                3,808(2)             1.6%

Richard A. Jameson                                              16,593(3)             7.0%

Ben A. Miller                                                    1,808(4)             0.8%

James D. Petrov                                                  8,858(5)             3.8%

Dan Steiner, Jr.                                                 4,408(6)             1.9%

Donald L. Swigert                                                2,710(7)             1.2%

Richard D. Wartick                                               3,958(8)             1.7%

All directors and executive officers as a group (8 persons)     49,411(9)            21.0%


        (1) The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. Such information includes shares vested under the Company's MRP and shares subject to exercisable options granted under the Company's 1995 Stock Option Plan. The number of vested MRP shares and shares subject to exercisable options for each named individual, respectively, are: 268 and 540 for Messrs. Hoffman, Miller, Petrov, Steiner and Wartick; 172 and 540 for Mr. Swigert; and 1510 and 3,236 for Mr. Jameson. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth above and in the footnotes below.

        (2) Includes 3,000 shares held jointly with Mr. Hoffman's spouse.

        (3) Includes 4,770 shares held in joint tenancy with Mr. Jameson's spouse, 3,231 shares held in an Individual Retirement Account ("IRA") and 150 shares held as custodian for Mr. Jameson's minor children. Also includes 3,695 shares held in the ESOP, over which shares Mr. Jameson has sole voting and no investment power.

        (4) Includes 1,000 shares held in joint tenancy with Mr. Miller's spouse.

        (5) Includes 3,650 shares held in an IRA account.

        (6) Includes 1,600 shares held by Mr. Steiner's spouse.

        (7) Includes 2,000 shares held in joint tenancy with Mr. Swigert's spouse.

        (8) Includes 3,000 shares held in joint tenancy with Mr. Wartick's spouse, 100 shares held in joint tenancy with adult children and 50 shares held in joint tenancy with a minor child.

        (9) Includes an aggregate of 4,102 vested MRP shares and 8,634 shares subject to exercisable options.

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the twelve month period ending September 30, 1997.

         RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders will be asked to ratify the appointment of Geo. S. Olive & Co., LLC as the Company's independent public accountants for the year ending September 30, 1998. A representative of Geo. S. Olive & Co., LLC is expected to attend the annual meeting and will be available to respond to appropriate questions and to make a statement if he or she so desires. If the appointment is not ratified by the Company's stockholders, the Board of Directors will reconsider the matter.

         THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS THAT YOU VOTE FOR THE RATIFICATION OF THE APPOINTMENT OF GEO. S. OLIVE & CO., LCC.

                                    GENERAL

Your proxy is solicited by the Board of Directors and the cost of solicitation will be paid by the Company. In addition to the solicitation of proxies by use of the mails, officers, directors and regular employees of the Company or the Bank, acting on the Company's behalf, may solicit proxies by telephone, facsimilie or personal interview. The Company will, at its expense, upon the receipt of a request from brokers and other custodians, nominees and fiduciaries, forward proxy soliciting material to the beneficial owners of shares held of record (as of the record date for the annual meeting) by such persons.

                                 OTHER BUSINESS

It is not anticipated that any action will be asked of the stockholders other than that set forth above, but if other matters properly are brought before the meeting, the persons named in the proxy will vote in accordance with their best judgement.

                           FAILURE TO INDICATE CHOICE

        If any stockholder fails to indicate a choice in items (1) and (2) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.


                             REPORT ON FORM 10-KSB

THE COMPANY'S REPORT ON FORM 10-KSB (WITHOUT EXHIBITS) WILL BE INCLUDED AS PART OF THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS, WHICH WILL BE MAILED TO EACH STOCKHOLDER OF RECORD AS OF THE RECORD DATE FOR THE ANNUAL MEETING. THE COMPANY WILL FURNISH WITHOUT CHARGE TO EACH PERSON WHOSE PROXY IS SOLICITED, AND TO EACH PERSON REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF THE COMPANY'S COMMON STOCK AS OF THE RECORD DATE FOR THE ANNUAL MEETING, UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TOGETHER WITH THE FINANCIAL STATEMENTS AND SCHEDULES THERETO. SUCH WRITTEN REQUEST SHOULD BE SENT TO MR. RICHARD A. JAMESON, TSB FINANCIAL, INC., 100 SOUTH SAMPSON STREET, TREMONT, ILLINOIS 61568.

                                     By order of the Board of Directors


                                     /S/Richard A. Jameson

                                     Richard A. Jameson
                                     President

Tremont, Illinois
December 12, 1997


       ALL STOCKHOLDERS ARE URGED TO SIGN AND MAIL THEIR PROXIES PROMPTLY

                                INDEX TO EXHIBITS

                                        Incorporated               Filed in            Sequential
Exhibit No.    Description              by Reference to            this Report         Page No.
-------------------------------------------------------------------------------------------------
3.1            Certificate of           Exhibit 3.1 to the
               Incorporation of         Registration State-
               TSB Financial, Inc.      ment of  TSB
                                        Financial, Inc. on
                                        Form SB-1, File
                                        No. 33-76222

3.2            Bylaws of TSB            Exhibit 3.2 to the
               Financial, Inc.          Registration State-
                                        ment of TSB
                                        Financial, Inc. on
                                        Form SB-1, File
                                        No. 33-76222

4.1            Revised Specimen         Exhibit 4.1(a) to the
               Stock Certificate        Registration State-
               of TSB Financial,        ment of TSB
               Inc.(See also            Financial, Inc. on
               Articles VII,X,XI        Form SB-1, File
               and XVII of Exhibit      No. 33-76222
               3.1 and Articles III,
               X and XI of
               Exhibit 3.2)

10.1           TSB Financial, Inc.      Exhibit A to the
               1994 Stock Option        Proxy Statement
               Plan                     included as Exhibit
                                        99.1 to the 1994 Annual
                                        Report on Form 10-KSB

10.2           Form of Stock Option     Exhibit 10.2 to the
               Agreement for use in     Registration State-
               connection with the      ment of TSB Financial,
               TSB Financial, Inc.      Inc. on Form SB-1,
               1994 Stock Option        File No. 33-76222
               Plan

10.3           Change of Control        Exhibit 10.3(a) to the
               Agreement between        Registration State-
               TSB Financial, Inc.      ment of TSB Financial,
               and Richard A.           Inc. on Form SB-1,
               Jameson                  File No. 33-76222



                                        Incorporated              Filed in     Sequential
Exhibit No.    Description              by Reference to          this Report      Page No.
-------------------------------------------------------------------------------------------------
10.4           TSB Financial, Inc.      Exhibit 10.4 to the
               Employee Stock           Registration State-
               Ownership Plan           ment of TSB Financial,
                                        Inc. on Form SB-1,
                                        File No. 33-76222

10.5           TSB Financial, Inc.      Exhibit 10.5 to the
               Employee Stock           Registration State-
               Ownership Plan           ment of TSB Financial,
               Trust Agreement          Inc. on Form SB-1,
                                        File No. 33-76222

10.6           TSB Financial, Inc.      Exhibit B to the Proxy
               Management Reten-        Statement included as
               tion Plan and Trust      Exhibit 99.1 to the 1994
                                        Annual Report on Form 10-KSB

13.1           TSB Financial, Inc.                                    X
               1997 Annual Report
               to Stockholders is
               furnished for the inform-
               ation of the Commission
               and is not deemed to be
               "filed" as a part of  this
               Form 10-KSB, except
               for portions incorpor-
               ated by reference herein.

21.1           Subsidiary of the        Exhibit 21.1 to the
               Registrant               Registration State-
                                        ment of TSB Financial,
                                        Inc. on Form SB-1,
                                        File No. 33-76222

99.1           TSB Financial, Inc.      Schedule 14A of  TSB
               Proxy Statement          Financial, Inc. Proxy
               for the Annual           Statement for the Annual
               Meeting to be held       Meeting filed on December
               January 13, 1998         9, 1997

27.1           Financial Data                                         X
                Schedule